Form 10-K
period 2002-12-31
TOLEDO EDISON CO; CLEVELAND ELECTRIC ILLUMINATING CO; PENNSYLVANIA POWER CO; OHIO EDISON CO; FIRSTENERGY CORP; PENNSYLVANIA ELECTRIC CO; METROPOLITAN EDISON CO; JERSEY CENTRAL POWER & LIGHT CO
filed 2003-03-26
CIK 352049, 20947, 77278, 73960, 1031296, 77227, 65350, 53456

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

Commission         Registrant; State of Incorporation;        I.R.S. Employer
File Number           Address; and Telephone Number          Identification No.
-----------      ---------------------------------------     ------------------

333-21011        FIRSTENERGY CORP.                                34-1843785
                 (An Ohio Corporation)
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-2578           OHIO EDISON COMPANY                              34-0437786
                 (An Ohio Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-2323           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY      34-0150020
                 (An Ohio Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-3583           THE TOLEDO EDISON COMPANY                        34-4375005
                 (An Ohio Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-3491           PENNSYLVANIA POWER COMPANY                       25-0718810
                 (A Pennsylvania Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH 44308
                 Telephone (800)736-3402

1-3141           JERSEY CENTRAL POWER & LIGHT COMPANY             21-0485010
                 (A New Jersey Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-446            METROPOLITAN EDISON COMPANY                      23-0870160
                 (A Pennsylvania Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-3522           PENNSYLVANIA ELECTRIC COMPANY                    25-0718085
                 (A Pennsylvania Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402



                SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:




                                                                                     Name of Each Exchange
      Registrant                          Title of Each Class                          on Which Registered
      ----------                          -------------------                         -------------------

FirstEnergy Corp.            Common Stock, $0.10 par value                          New York Stock Exchange

Ohio Edison Company          Cumulative Preferred Stock, $100 par value:
                                        3.90% Series                                All series registered on New
                                        4.40% Series                                York Stock Exchange and
                                        4.44% Series                                Chicago Stock Exchange
                                        4.56% Series


The Cleveland Electric       Cumulative Serial Preferred Stock, without
Illuminating Company         par value:
                                        $7.40 Series A                              Both series registered on New
                                        Adjustable Rate, Series L                   York Stock Exchange


The Toledo Edison            Cumulative Preferred Stock, par value
Company                      $100 per share:
                                        4.25% Series                                American Stock Exchange

                             Cumulative Preferred Stock, par value $25 per
                             share:
                                        $2.365 Series                               All series registered on
                                        Adjustable Rate, Series A                   New York Stock Exchange
                                        Adjustable Rate, Series B


                             First Mortgage Bonds:
                                        8% Series due 2003                          New York Stock Exchange


Pennsylvania Power           Cumulative Preferred Stock, $100
Company                      par value:
                                        4.24% Series                                All series registered on
                                        4.25% Series                                Philadelphia Stock Exchange,
                                        4.64% Series                                Inc.


Jersey Central Power &       Cumulative Preferred Stock, without
Light Company                par value:
                                        4% Series                                   New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )
                                               --    --

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
                             --

           Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes (X) No ( )
                                                   --      --

           State the aggregate market value of the common stock held by non-affiliates of the registrant: FirstEnergy Corp., $9,920,663,231 as of June 28, 2002; and for all other registrants, none.

           Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                              OUTSTANDING
                CLASS                                      As of MARCH 24, 2003
                -----                                      --------------------

FirstEnergy Corp., $0.10 par value                              297,636,276
Ohio Edison Company, no par value                                       100
The Cleveland Electric Illuminating Company,
  no par value                                                   79,590,689
The Toledo Edison Company, $5 par value                          39,133,887
Pennsylvania Power Company, $30 par value                         6,290,000
Jersey Central Power & Light Company, $10 par value              15,371,270
Metropolitan Edison Company, no par value                           859,500
Pennsylvania Electric Company, $20 par value                      5,290,596

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.


Documents incorporated by reference (to the extent indicated herein):


                                                                           PART OF FORM 10-K INTO WHICH
                         DOCUMENT                                            DOCUMENT IS INCORPORTED
                         --------                                          ----------------------------

FirstEnergy Corp. Annual Report to Stockholders for
the fiscal year ended December 31, 2002 (Pages 6-53)                                     Part II

Proxy Statement for 2003 Annual Meeting of Stockholders
to be held May 20, 2003                                                                  Part III



           This combined Form 10-K is separately filed by FirstEnergy Corp., Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to any of the seven FirstEnergy subsidiary registrants is also attributed to FirstEnergy.

                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----
Part I

    Item  1.  Business.................................................    1
                The Company............................................... 1
                Divestitures-
                  International Operations................................ 2
                  Generating Assets....................................... 3
                Utility Regulation........................................ 3
                  PUCO Rate Matters....................................... 4
                  NJBPU Rate Matters...................................... 4
                  PPUC Rate Matters....................................... 5
                  FERC Rate Matters....................................... 6
                  Regulatory Accounting................................... 6
                Capital Requirements...................................... 7
                Met-Ed Capital Trust and Penelec Capital Trust............ 8
                Nuclear Regulation........................................ 9
                Nuclear Insurance.........................................10
                Environmental Matters.....................................10
                  Air Regulation..........................................10
                  Water Regulation........................................11
                  Waste Disposal..........................................11
                  Summary.................................................12
                Fuel Supply...............................................12
                System Capacity and Reserves..............................13
                Regional Reliability......................................13
                Competition...............................................14
                Research and Development..................................14
                Executive Officers........................................15
                FirstEnergy Website.......................................15

    Item  2.  Properties..................................................16

    Item  3.  Legal Proceedings...........................................17

    Item  4.  Submission of Matters to a Vote of Security
               Holders.................................................   17

Part II

    Item  5.  Market for Registrant's Common Equity and Related
               Stockholder Matters.....................................   17

    Item  6.  Selected Financial Data..................................   17

    Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........   17

    Item  8.  Financial Statements and Supplementary Data..............   17

    Item  9.  Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure.....................   18

Part III

    Item 10.  Directors and Executive Officers of the Registrant.......   18

    Item 11.  Executive Compensation...................................   18

    Item 12. Security Ownership of Certain Beneficial Owners and
              Management and Related Shareholder Matters...............   18

    Item 13.  Certain Relationships and Related Transactions...........   18

    Item 14.  Controls and Procedures..................................   18

Part IV

    Item 15.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.....................................   19

                                     PART 1

ITEM 1. BUSINESS

The Company

           FirstEnergy Corp. was organized under the laws of the State of Ohio in 1996. FirstEnergy's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its principal electric utility operating subsidiaries, Ohio Edison Company (OE), The Cleveland Electric Illuminating Company (CEI), Pennsylvania Power Company (Penn), The Toledo Edison Company (TE), American Transmission Systems, Incorporated (ATSI), Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These utility subsidiaries are referred to throughout as "Companies." FirstEnergy's consolidated revenues are primarily derived from electric service provided by its utility operating subsidiaries and the revenues of its other principal subsidiaries: FirstEnergy Solutions Corp.
(FES); FirstEnergy Facilities Services Group, LLC (FSG); MYR Group Inc. (MYR); MARBEL Energy Corporation (MARBEL); GPU Capital, Inc.; and GPU Power, Inc. In addition, FirstEnergy holds all of the outstanding common stock of other direct subsidiaries including: FirstEnergy Properties, Inc., FirstEnergy Ventures Corp., FirstEnergy Nuclear Operating Company (FENOC), FirstEnergy Securities Transfer Company, GPU Diversified Holdings, LLC, GPU Telecom Services, Inc., GPU Nuclear, Inc.; FirstEnergy Service Company (FECO); GPU Service, Inc. (GPUS); and GPU Advanced Resources, Inc.

           The Companies' combined service areas encompass approximately 37,200 square miles in Ohio, New Jersey and Pennsylvania. The areas they serve have a combined population of approximately 11.1 million.

           OE was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. OE also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania (see Item 2 - Properties). OE engages in the generation, distribution and sale of electric energy to communities in a 7,500 square mile area of central and northeastern Ohio. OE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2.7 million.

           OE owns all of Penn's outstanding common stock. Penn was organized under the laws of the Commonwealth of Pennsylvania in 1930 and owns property and does business as an electric public utility in that state. Penn is also authorized to do business and owns property in the State of Ohio (see Item 2 - Properties). Penn furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. The area served by Penn has a population of approximately 0.3 million.

           CEI was organized under the laws of the State of Ohio in 1892 and does business as an electric public utility in that state. CEI engages in the generation, distribution and sale of electric energy in an area of approximately 1,700 square miles in northeastern Ohio. It also has ownership interests in certain generating facilities in Pennsylvania (see Item 2 - Properties). CEI also engages in the sale, purchase and interchange of electric energy with other electric companies. The area CEI serves has a population of approximately 1.9 million.

           TE was organized under the laws of the State of Ohio in 1901 and does business as an electric public utility in that state. TE engages in the generation, distribution and sale of electric energy in an area of approximately 2,500 square miles in northwestern Ohio. It also has interests in certain generating facilities in Pennsylvania and Michigan (see Item 2 - Properties). TE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area TE serves has a population of approximately 0.8 million.

           ATSI was organized under the laws of the State of Ohio in 1998. ATSI owns transmission assets that were formerly owned by OE, CEI and TE (Ohio Companies) and Penn. ATSI owns and operates major, high-voltage transmission facilities, which consist of approximately 7,100 circuit miles (5,778 pole miles) of transmission lines with nominal voltages of 345 kilovolts (kV), 138 kV and 69 kV. There are 37 interconnections with six neighboring control areas. ATSI's transmission system offers gateways into the East through high capacity ties with Pennsylvania-New Jersey-Maryland Interconnection LLC (PJM) through Penelec, Duquesne Light Company (Duquesne) and Allegheny Energy, Inc. (Allegheny), into the North through multiple 345 kV high capacity ties with Michigan Electric Coordination Systems (MEC), and into the South through ties with American Electric Power Company, Inc. (AEP) and Dayton Power & Light Company (DPL). In addition, ATSI is the control area operator for the Ohio Companies and Penn service areas. ATSI plans, operates and maintains the transmission system in accordance with the requirements of the North American Electric Reliability Council and applicable regulatory agencies to ensure reliable service to FirstEnergy's customers (see FERC Rate Matters for discussion on ATSI's participation in the Midwest Independent System Operator, Inc. (MISO)).

           JCP&L was organized under the laws of the State of New Jersey in 1925 and owns property and does business as an electric public utility in that state. JCP&L provides transmission and distribution services in northern, western and east central New Jersey. The area it serves has a population of approximately
2.5 million.

           Met-Ed was organized under the laws of the Commonwealth of Pennsylvania in 1922 and owns property and does business as an electric public utility in that state. Met-Ed provides transmission and distribution services in eastern and south central Pennsylvania. The area it serves has a population of approximately 1.1 million.

           Penelec was organized under the laws of the Commonwealth of Pennsylvania in 1919 and owns property and does business as an electric public utility in that state. Penelec provides transmission and distribution services in western, northern and south central Pennsylvania. The area it serves has a population of approximately 1.7 million. Penelec, as lessee of the property of its subsidiary, The Waverly Electric Light & Power Company, also serves a population of about 13,400 in Waverly, New York and vicinity.

           FES was organized under the laws of the State of Ohio in 1997 and provides energy-related products and services, and through its FirstEnergy Generation Corp. (FGCO) subsidiary, operates FirstEnergy's nonnuclear generation businesses. FSG is the parent company of several heating, ventilating, air conditioning and energy management companies; MYR is a utility infrastructure construction service company. MARBEL is a natural gas pipeline company whose subsidiaries include MARBEL HoldCo, Inc. a holding company having a 50% ownership interest in Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture, and Northeast Ohio Natural Gas Corp., a public utility that provides gas distribution and transportation services. GPU Capital owns and operates electric distribution systems in foreign countries and GPU Power owns and operates generation facilities in foreign countries. FECO and GPUS provide legal, financial and other corporate support services to affiliated FirstEnergy companies.

Divestitures

     International Operations

           FirstEnergy identified certain former GPU international operations for divestiture within one year of its merger with GPU, Inc. on November 7, 2001. These operations constitute individual "lines of business" as defined in Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with physically and operationally separable activities. Application of Emerging Issues Task Force (EITF) Issue No. 87-11, "Allocation of Purchase Price to Assets to Be Sold," required that expected, pre-sale cash flows, including incremental interest costs on related acquisition debt, of these operations be considered part of the purchase price allocation. Accordingly, subsequent to the merger date, results of operations and incremental interest costs related to these international subsidiaries were not included in FirstEnergy's 2001 Consolidated Statements of Income. Additionally, assets and liabilities of these international operations were segregated under separate captions on the Consolidated Balance Sheet as of December 31, 2001 as "Assets Pending Sale" and "Liabilities Related to Assets Pending Sale."

           Upon completion of its merger with GPU, FirstEnergy accepted an October 2001 offer from Aquila, Inc. (formerly UtiliCorp United) to purchase Avon Energy Partners Holdings (Avon), FirstEnergy's wholly owned holding company for Midlands Electricity plc, for $2.1 billion (including the assumption of $1.7 billion of debt). The transaction closed on May 8, 2002 and reflected the March 2002 modification of Aquila's initial offer such that Aquila acquired a 79.9 percent equity interest in Avon for approximately $1.9 billion (including the assumption of $1.7 billion of debt). Proceeds to FirstEnergy were $155 million in cash and a note receivable for approximately $87 million (representing the present value of $19 million per year to be received over six years beginning in
2003) from Aquila for its 79.9 percent equity interest. FirstEnergy and Aquila together own all of the outstanding shares of Avon through a jointly owned subsidiary, with each company having a 50-percent voting interest. Originally, in accordance with the accounting guidance described above, the earnings of those foreign operations were not recognized in current earnings from the date of the GPU acquisition until February 6, 2002, the date when Aquila began discussions to revise its initial offer to purchase Avon. However, the revision to the initial offer by Aquila caused a reversal of that accounting in the first quarter of 2002, resulting in the recognition of a cumulative effect of a change in accounting which increased net income by $31.7 million, or $0.11 per share of common stock, recognizing the net income of Avon from November 7, 2001 to February 6, 2002 that previously was not recognized by FirstEnergy in its consolidated earnings. This resulted from the application of guidance provided by EITF Issue No. 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 relating to an Acquired Operating Unit to Be Sold," and accounting under EITF Issue No. 87-11. In the fourth quarter of 2002, FirstEnergy recorded a $50 million charge ($32.5 million net of tax), or $0.11 per share of common stock, to reduce the carrying value of its remaining 20.1 percent interest.

           GPU's former Argentina operations were also identified by FirstEnergy for divestiture within one year of the merger. FirstEnergy determined the fair value of its Argentina operations, GPU Empresa Distribuidora Electrica Regional S.A. and affiliates (Emdersa), based on the best available information as of the date of the merger. Subsequent to that date, a number of economic events have occurred in Argentina which may have an impact on FirstEnergy's ability to realize Emdersa's estimated fair value. These events include currency devaluation, restrictions on repatriation of cash, and the anticipation of future asset sales in that region by competitors. FirstEnergy did not reach a definitive agreement to sell Emdersa as of December 31, 2002. Therefore, these assets were no longer classified as "Assets Pending Sale" on the Consolidated Balance Sheet as of December 31, 2002 and Emdersa's results of operations were included in FirstEnergy's 2002 Consolidated Statement of Income. As a result, under EITF Issue No. 90-6, FirstEnergy recorded in the fourth quarter a non-cash cumulative effect of accounting change on its 2002 Consolidated Statement of Income related to Emdersa's cumulative results of operations from November 7, 2001 through October 31, 2002. The amount of this after-tax charge was $88.8 million, or $0.30 per share of common stock (comprised of $104.1 million in currency transaction losses arising principally from U.S. dollar denominated debt, offset by $15.3 million of operating income).

           On November 1, 2002, FirstEnergy began consolidating the results of Emdersa's operations in its financial statements. In addition to the currency transaction losses of $104.1 million, FirstEnergy recognized a currency translation adjustment in other comprehensive income of $91.5 million as of December 31, 2002, which reduced FirstEnergy's common stockholders' equity. This adjustment represents the impact of translating Emdersa's financial statements from its functional currency to the U.S. dollar for financial reporting in conformity with accounting principles generally accepted in the United States
(GAAP).

         Generating Assets

           In November 2001, FirstEnergy reached an agreement to sell four coal-fired power plants totaling 2,535 megawatts (MW) to NRG Energy Inc. On August 8, 2002, FirstEnergy notified NRG that it was canceling the agreement because NRG stated that it could not complete the transaction under the original terms of the agreement. FirstEnergy also notified NRG that FirstEnergy reserves the right to pursue legal action against NRG, its affiliate and its parent, Xcel Energy, for damages, based on the anticipatory breach of the agreement. On February 25, 2003, the U.S. Bankruptcy Court in Minnesota approved FirstEnergy's request for arbitration against NRG.

           In December 2002, FirstEnergy announced it would retain ownership of these plants after reviewing other bids it subsequently received from other parties who had expressed interest in purchasing the plants. Since FirstEnergy did not execute a sales agreement by year-end, it reflected approximately $74 million ($43 million net of tax), or $0.15 per share of common stock, of previously unrecognized depreciation and transaction costs in the fourth quarter of 2002 related to these plants from November 2001 through December 2002 on its Consolidated Statement of Income.

Utility Regulation

           As a registered public utility holding company, FirstEnergy is subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (1935 Act). The SEC has determined that the electric facilities of the Companies constitute a single integrated public utility system under the standards of the 1935 Act. The 1935 Act regulates FirstEnergy with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, and entering into, and performance of, service, sales and construction contracts among its subsidiaries, and certain other matters. The 1935 Act also limits the extent to which FirstEnergy may engage in nonutility businesses or acquire additional utility businesses. Each of the Companies' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each operates - in Ohio by the Public Utilities Commission of Ohio (PUCO), in New Jersey by the New Jersey Board of Public Utilities (NJBPU) and in Pennsylvania by the Pennsylvania Public Utility Commission (PPUC). With respect to their wholesale and interstate electric operations and rates, the Companies are subject to regulation, including regulation of their accounting policies and practices, by the Federal Energy Regulatory Commission (FERC). Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility.

           In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry deregulation included the similar provisions which are reflected in the Companies' respective state regulatory plans:

           o allowing the Companies' electric customers to select their generation suppliers;

           o establishing provider of last resort (PLR) obligations to customers in the Companies' service areas;

           o allowing recovery of potentially stranded investment (sometimes referred to as transition costs);

           o itemizing (unbundling) the current price of electricity into its component elements - including generation, transmission, distribution and stranded costs recovery charges;

           o  deregulating the Companies' electric generation businesses; and

           o continuing regulation of the Companies' transmission and distribution systems.

         PUCO Rate Matters

           In July 1999, Ohio's electric utility restructuring legislation, which allowed Ohio electric customers to select their generation suppliers beginning January 1, 2001, was signed into law. Among other things, the legislation provided for a 5% reduction on the generation portion of residential customers' bills and the opportunity to recover transition costs, including regulatory assets, from January 1, 2001 through December 31, 2005 (market development period). The period for the recovery of regulatory assets only can be extended up to December 31, 2010. The PUCO was authorized to determine the level of transition cost recovery, as well as the recovery period for the regulatory assets portion of those costs, in considering each Ohio electric utility's transition plan application.

           In July 2000, the PUCO approved FirstEnergy's transition plan for the OE, CEI and TE (Ohio Companies) as modified by a settlement agreement with major parties to the transition plan. The application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" to OE's generation business and the nonnuclear generation businesses of CEI and TE was discontinued with the issuance of the PUCO transition plan order, as described further below. Major provisions of the settlement agreement consisted of approval of recovery of generation-related transition costs as filed of $4.0 billion net of deferred income taxes (OE-$1.6 billion, CEI-$1.6 billion and TE-$0.8 billion) and transition costs related to regulatory assets as filed of $2.9 billion net of deferred income taxes (OE-$1.0 billion, CEI-$1.4 billion and TE-$0.5 billion), with recovery through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the settlement agreement. The generation-related transition costs include $1.4 billion, net of deferred income taxes, (OE-$1.0 billion, CEI-$0.2 billion and TE-$0.2 billion) of impaired generating assets recognized as regulatory assets as described further below, $2.4 billion, net of deferred income taxes, (OE-$1.2 billion, CEI-$0.4 billion and TE-$0.8 billion) of above market operating lease costs and $0.8 billion, net of deferred income taxes, (CEI-$0.5 billion and TE-$0.3 billion) of additional plant costs that were reflected on CEI's and TE's regulatory financial statements.

           Also as part of the settlement agreement, FirstEnergy is giving preferred access over its subsidiaries to nonaffiliated marketers, brokers and aggregators to 1,120 megawatts (MW) of generation capacity through 2005 at established prices for sales to the Ohio Companies' retail customers. Customer prices are frozen through the five-year market development period except for certain limited statutory exceptions, including the 5% reduction referred to above. In February 2003, the Ohio Companies were authorized increases in annual revenues aggregating approximately $50 million (OE-$41 million, CEI-$4 million and TE-$5 million) to recover their higher tax costs resulting from the Ohio deregulation legislation.

           FirstEnergy's Ohio customers choosing alternative suppliers receive an additional incentive applied to the shopping credit (generation component) of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive is deferred for future recovery from customers - recovery will be accomplished by extending the respective transition cost recovery period. If the customer shopping goals established in the agreement had not been achieved by the end of 2005, the transition cost recovery periods could have been shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE - $250 million, CEI - $170 million and TE - $80 million). The Ohio Companies achieved all of their required 20% customer shopping goals in 2002. Accordingly, FirstEnergy believes that there will be no regulatory action reducing the recoverable transition costs.

         NJBPU Rate Matters

           JCP&L's 2001 Final Decision and Order (Final Order) with respect to its rate unbundling, stranded cost and restructuring filings confirmed rate reductions set forth in its 1999 Summary Order, which remain in effect at increasing levels through July 2003. The Final Order also confirmed the establishment of a non-bypassable societal benefits charge (SBC) to recover costs which include nuclear plant decommissioning and manufactured gas plant remediation, as well as a non-bypassable market transition charge (MTC) primarily to recover stranded costs. The NJBPU has deferred making a final determination of the net proceeds and stranded costs related to prior generating asset divestitures until JCP&L's request for an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is acted upon. Should the IRS ruling support the return of the tax benefits to customers, there would be no effect to FirstEnergy's or JCP&L's net income since the contingency existed prior to the merger.

           In addition, the Final Order provided for the ability to securitize stranded costs associated with the divested Oyster Creek Nuclear Generating Station. In February 2002, JCP&L received NJBPU authorization to issue $320 million of transition bonds to securitize the recovery of these costs. The NJBPU order also provided for a usage-based non-bypassable transition bond charge and for the transfer of the bondable transition property to another entity. JCP&L sold $320 million of transition bonds through its wholly owned subsidiary, JCP&L Transition Funding LLC, in June 2002 - those bonds are recognized on the Consolidated Balance Sheet.

           JCP&L's PLR obligation to provide basic generation service (BGS) to non-shopping customers is supplied almost entirely from contracted and open market purchases. JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under nonutility generation (NUG) agreements exceed amounts collected through BGS and MTC rates. As of December 31, 2002, the accumulated deferred cost balance totaled approximately $549 million. The NJBPU also allowed securitization of JCP&L's deferred balance to the extent permitted by law upon application by JCP&L and a determination by the NJBPU that the conditions of the New Jersey restructuring legislation are met. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

           Under New Jersey transition legislation, all electric distribution companies were required to file rate cases to determine the level of unbundled rate components to become effective August 1, 2003. On August 1, 2002, JCP&L submitted two rate filings with the NJBPU. The first filing requested increases in base electric rates of approximately $98 million annually. The second filing was a request to recover deferred costs that exceeded amounts being recovered under the current MTC and SBC rates; one proposed method of recovery of these costs is the securitization of the deferred balance. This securitization methodology is similar to the Oyster Creek securitization discussed above. Hearings began in February 2003. On March 18, 2003, a report prepared by independent auditors addressing costs deferred by JCP&L from August 1, 1999 through July 31, 2002, was transmitted to the Office of Administrative Law, where JCP&L's rate case is being heard. While the auditors concluded that JCP&L's energy procurement strategy and process was reasonable and prudent, they identified potential disallowances totaling $17.3 million. The report subjected $436 million of deferred costs to a retrospective prudence review during a period of extreme price uncertainty and volatility in the energy markets. Although JCP&L disagrees with the potential disallowances, it is pleased with the report's major conclusions and overall tone. JCP&L will have an opportunity to conduct discovery on the report, cross-examine the auditors and submit rebuttal testimony. The Administrative Law Judge's recommended decision is due in June 2003 and the NJBPU's subsequent decision is due in July 2003.

           In December 2001, the NJBPU authorized the auctioning of BGS for the period from August 1, 2002 through July 31, 2003 to meet the electricity demands of all customers who have not selected an alternative supplier. The auction results were approved by the NJBPU in February 2002, removing JCP&L's BGS obligation of 5,100 MW for the period August 1, 2002 through July 31, 2003. In February 2003, the NJBPU approved the BGS auction results for the period beginning August 1, 2003. The auction covered a fixed price bid (applicable to all residential and smaller commercial and industrial customers) and an hourly price bid (applicable to all large industrial customers) process. JCP&L will sell all self-supplied energy (NUGs and owned generation) to the wholesale market with offsets to its deferred energy balances.

         PPUC Rate Matters

           The PPUC authorized 1998 rate restructuring plans for Penn, Met-Ed and Penelec. In 2000, the PPUC disallowed a portion of the requested additional stranded costs above those amounts granted in Met-Ed's and Penelec's 1998 rate restructuring plan orders. The PPUC required Met-Ed and Penelec to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to customers. Similar to JCP&L's situation, if the IRS ruling ultimately supports returning these tax benefits to customers, there would be no effect to FirstEnergy's, Met-Ed's or Penelec's net income since the contingency existed prior to the merger.

           As a result of their generating asset divestitures, Met-Ed and Penelec obtained their supply of electricity to meet their PLR obligations almost entirely from contracted and open market purchases. In 2000, Met-Ed and Penelec filed a petition with the PPUC seeking permission to defer, for future recovery, energy costs in excess of amounts reflected in their capped generation rates; the PPUC subsequently consolidated this petition in January 2001 with the FirstEnergy/GPU merger proceeding.

           In June 2001, the PPUC entered orders approving the Settlement Stipulation with all of the major parties in the combined merger and rate relief proceedings which approved the merger and provided Met-Ed and Penelec PLR deferred accounting treatment for energy costs. The PPUC permitted Met-Ed and Penelec to defer for future recovery the difference between their actual energy costs and those reflected in their capped generation rates, retroactive to January 1, 2001. Correspondingly, in the event that energy costs incurred by Met-Ed and Penelec would be below their respective capped generation rates, that difference would have reduced costs that had been deferred for recovery in future periods. This PLR deferral accounting procedure was denied in a court decision discussed below. Met-Ed's and Penelec's PLR obligations extend through December 31, 2010; during that period competitive transition charge (CTC) revenues would have been applied to their stranded costs. Met-Ed and Penelec would have been permitted to recover any remaining stranded costs through a continuation of the CTC after December 31, 2010 through no later than December 31, 2015. Any amounts not expected to be recovered by December 31, 2015 would have been written off at the time such nonrecovery became probable.

           Several parties had filed Petitions for Review in June and July 2001 with the Commonwealth Court of Pennsylvania regarding the June 2001 PPUC orders. On February 21, 2002, the Court affirmed the PPUC decision regarding the FirstEnergy/GPU merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding the PLR obligations of Met-Ed and Penelec, and rejected those parts of the settlement that permitted the companies to defer for accounting purposes the difference between their wholesale power costs and the amount that they collect from retail customers. FirstEnergy and the PPUC each filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on March 25, 2002, asking it to review the Commonwealth Court decision. Also on March 25, 2002, Citizens Power filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy and GPU merger with the Pennsylvania Supreme Court. In

September 2002, FirstEnergy established reserves for Met-Ed's and Penelec's PLR deferred energy costs which aggregated $287.1 million. The reserves reflected the potential adverse impact of a pending Pennsylvania Supreme Court decision whether to review the Commonwealth Court ruling. FirstEnergy recorded an aggregate non-cash charge to income of $55.8 million ($32.6 million net of tax), or $0.11 per share of common stock, for the deferred costs incurred subsequent to the merger. The reserve for the remaining $231.3 million of deferred costs increased goodwill by an aggregate net of tax amount of $135.3 million.

           On January 17, 2003, the Pennsylvania Supreme Court denied further appeals of the February 21, 2002 Pennsylvania Commonwealth Court decision, which effectively affirmed the PPUC's order approving the merger between FirstEnergy and GPU, let stand the Commonwealth Court's denial of PLR rate relief for Met-Ed and Penelec and remanded the merger savings issue back to the PPUC. Because FirstEnergy had already reserved for the deferred energy costs and FES has largely hedged the anticipated PLR energy supply requirements for Met-Ed and Penelec through 2005 as discussed further below, FirstEnergy, Met-Ed and Penelec believe that the disallowance of continued CTC recovery of PLR costs will not have a future adverse financial impact.

           Effective September 1, 2002, Met-Ed and Penelec assigned their PLR responsibility to their FES affiliate through a wholesale power sale agreement. The PLR sale, which initially ran through the end of 2002, was extended through December 2003 and will be automatically extended for each successive calendar year unless any party elects to cancel the agreement by November 1 of the preceding year. Under the terms of the wholesale agreement, FES assumes the supply obligation and the energy supply profit and loss risk, for the portion of power supply requirements not self-supplied by Met-Ed and Penelec under their NUG contracts and other existing power contracts with nonaffiliated third party suppliers. This arrangement reduces Met-Ed's and Penelec's exposure to high wholesale power prices by providing power at or below the shopping credit for their uncommitted PLR energy costs during the term of the agreement with FES. FES has hedged most of Met-Ed's and Penelec's unfilled PLR obligation through 2005, the period during which deferred accounting was previously allowed under the PPUC's order. Met-Ed and Penelec are authorized to continue deferring differences between NUG contract costs and amounts recovered through their capped generation rates.

         FERC Rate Matters

           The Companies provide wholesale power and transmission service subject to the jurisdiction of the FERC.

           Following the FirstEnergy/GPU merger the transmission facilities of JCP&L, Met-Ed and Penelec continue to be operated by PJM. PJM was approved by the FERC as a regional transmission organization (RTO) on December 20, 2002. Transmission service over the facilities of FirstEnergy's PJM operating companies is provided under the PJM Open Access Tariff.

           On December 20, 2001, the FERC issued an order that reversed prior findings that the Alliance RTO had adequate scope and concluded that there should be only one RTO (the Midwest ISO) in the Midwest. The FERC directed the former Alliance companies, including ATSI, to file their new RTO choices with the FERC. On July 31, 2002, the FERC approved the RTO choices of the former Alliance companies, but directed the formation of a single market for the MISO and PJM by October 1, 2004. This single market would include all of the generation and transmission facilities of the FirstEnergy operating companies. FERC also initiated an investigation pursuant to Section 206 of the Federal Power Act concerning the existing "through and out" transmission rates between the MISO and PJM. Hearings on this proceeding concluded in January 2003, and an Initial Decision is expected from the Administrative Law Judge by March 28, 2003.

           ATSI proposes to transfer its transmission facilities in the East Central Area Reliability Agreement (ECAR) area to the MISO RTO as part of GridAmerica, LLC, an independent transmission company. On December 19, 2002, the FERC conditionally accepted GridAmerica's filing to become an independent transmission company within the MISO. GridAmerica will operate ATSI's transmission facilities and expects to begin operations in the second quarter of 2003 subject to approval of certain compliance filings with the FERC. The compliance filings were made by the GridAmerica companies (ATSI, Ameren Services Company and Northern Indiana Public Service Company) on January 31, 2003 and February 19, 2003.

           On July 31, 2002, the FERC initiated a rulemaking designed to standardize the terms and conditions under which wholesale electric service is provided in regions with independent transmission operators, including the MISO and PJM. FirstEnergy filed comments and reply comments on the proposed rule. Implementation of the proposed rule was expected to begin on July 31, 2003. However, the FERC has indicated that it will delay implementation of Standard Market Design in order to accommodate substantial changes in the proposed rule. A FERC "white paper" is expected to be issued in April 2003 outlining changes in the proposed rule.

         Regulatory Accounting

           All of the Companies' regulatory assets (deferred costs) are expected to continue to be recovered under provisions of the Ohio transition plan and the respective Pennsylvania and New Jersey regulatory plans. The application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), has been discontinued with respect to the Companies' generation operations.

Capital Requirements

           Capital expenditures for the Companies, FES and FirstEnergy's other subsidiaries for the years 2002 through 2007, excluding nuclear fuel, are shown in the following table. Such costs include expenditures for the betterment of existing facilities and for the construction of generating capacity, facilities for environmental compliance, transmission lines, distribution lines, substations and other assets. See "Environmental Matters" below with regard to possible environmental-related expenditures not included in the forecast.

                            2002           Capital Expenditures Forecast
                                       ---------------------------------------
                          Actual       2003          2004-2007           Total
                          ------       ----          ---------           -----
                                            (In millions)
 OE..................      $  81      $  86          $   182          $   268
 Penn................         40         53               70              123
 CEI.................        137         96              216              312
 TE..................         91         54              115              169
 JCP&L...............        100        102              360              462
 Met-Ed..............         43         53              235              288
 Penelec.............         49         54              274              328
 ATSI................         27         25              106              131
 FES.................        185        124              699              823
 Other subsidiaries..        151         80               67              147
                           -----     ------        ---------         --------
 Total...............       $904       $727           $2,324           $3,051


           During the 2003-2007 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock of FirstEnergy and its subsidiaries are:

                                  Preferred Stock and Long-Term Debt
                                           Redemption Schedule
                                  ------------------------------------
                                   2003           2004-2007            Total
                                   ----           ---------            -----
                                                 (In millions)

 OE..........................    $  210            $   207            $  417
 Penn........................        42                 52                94
 CEI.........................       146                704               850
 TE..........................       116                245               361
 JCP&L.......................       174                510               684
 Met-Ed......................        60                292               352
 Penelec.....................        --                137               137
 FirstEnergy.................        --              1,695             1,695
 Other subsidiaries..........       327                 40               367
                                 ------            -------            ------
 Total.......................    $1,075             $3,882            $4,957


           The Companies' and FES's respective investments for additional nuclear fuel, and nuclear fuel investment reductions as the fuel is consumed, during the 2003-2007 period are presented in the following table. The table also displays the Companies' operating lease commitments, net of capital trust cash receipts for the 2003-2007 period.


                                Nuclear Fuel Forecasts                                 Net
                  ---------------------------------------------------
                      New Investments              Consumption              Operating Lease Commitments
                  -----------------------    -------------------------      -----------------------------
                  2003  2004-2007   Total    2003    2004-2007   Total      2003      2004-2007     Total
                  ----  ---------   -----    ----    ---------   -----      ----      ---------     -----
                                                   (In millions)

OE..........      $23       $32       $55      $24      $27       $51       $ 74        $321        $395
Penn........       19        23        42       17       17        34         --           1           1
CEI.........       15        38        53       28       31        59         (2)         70          68
TE..........       12        22        34       19       21        40         75         311         386
JCP&L.......       --        --        --       --       --        --          3           6           9
Met-Ed......       --        --        --       --       --        --          3           5           8
FES.........       --       301       301       --      299       299         --          --          --
                  ---      ----      ----      ---     ----      ----       ----        ----        ----
Total.......      $69      $416      $485      $88     $395      $483       $153        $714        $867



           Short-term borrowings outstanding as of December 31, 2002, consisted of $1.093 billion of bank borrowings (FirstEnergy-$910.0 million, OE-$22.6 million and FSG-$0.5 million) and $159.7 million of OES Capital, Incorporated commercial paper. OES Capital is a wholly owned subsidiary of OE whose borrowings are secured by customer accounts receivable. OES Capital can borrow up to $170 million under a receivables financing agreement at rates based on certain bank commercial paper. FirstEnergy had $177 million available under $1.5 billion of revolving lines of credit as of December 31, 2002. FirstEnergy may borrow under its facility and could transfer any of its borrowings to affiliated companies. OE and MYR had $19 million and $46 million, respectively, of unused bank facilities as of December 31, 2002. An additional source of ongoing cash for FirstEnergy, as a holding company, is cash dividends from its subsidiaries. In 2002, the holding company received $447 million of cash dividends on common stock from its subsidiaries.

           Based on their present plans, the Companies could provide for their cash requirements in 2003 from the following sources: funds to be received from operations; available cash and temporary cash investments as of December 31, 2002 (Company's nonutility subsidiaries-$93 million, OE-$20 million, Penn-$1 million, CEI-$30 million, TE-$21 million, JCP&L-$5 million, Met-Ed-$16 million and Penelec-$10 million); the issuance of long-term debt (for refunding purposes); and funds available under revolving credit arrangements.

           The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Companies to comply with coverage requirements in order to issue first mortgage bonds and preferred stock. The Companies will continue to monitor financial market conditions and, where appropriate, may take advantage of economic opportunities to refund debt and preferred stock to the extent that their financial resources permit.

          The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. Under OE's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $172 million. OE is currently able to issue $1.195 billion principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Under Penn's first mortgage indenture, other requirements also apply and are more restrictive than the earnings test at the present time. Penn is currently able to issue $323 million principal amount of first mortgage bonds, with up to $150 million of such amount issuable against property additions; the remainder could be issued against previously retired bonds. CEI and TE can issue $379 million and $144 million principal amount of first mortgage bonds against a combination of previously retired bonds and property additions, respectively. JCP&L, Met-Ed and Penelec are able to issue $393 million, $74 million and $7 million principal amount, respectively, of first mortgage bonds against previously retired bonds.


           OE's, Penn's, TE's and JCP&L's respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter. Based upon earnings for 2002, an assumed dividend rate of 9%, and no additional indebtedness, OE, Penn and JCP&L would be permitted, under the earnings coverage test contained in their respective charters, to issue at least $2.8 billion, $251 million and $1.2 billion of preferred stock, respectively. TE cannot currently issue preferred stock. There are no restrictions on the ability of CEI, Met-Ed and Penelec to issue preferred stock.

           To the extent that coverage requirements or market conditions restrict the Companies' abilities to issue desired amounts of first mortgage bonds or preferred stock, the Companies may seek other methods of financing. Such financings could include the sale of preferred and/or preference stock or of such other types of securities as might be authorized by applicable regulatory authorities which would not otherwise be sold and could result in annual interest charges and/or dividend requirements in excess of those that would otherwise be incurred.

         Met-Ed Capital Trust and Penelec Capital Trust

           In 1999, Met-Ed Capital Trust, a wholly owned subsidiary of Met-Ed, issued $100 million of trust preferred securities (Met-Ed Trust Preferred Securities) at 7.35%, due 2039. The sole assets of Met-Ed Capital Trust are the 7.35% Cumulative Preferred Securities of Met-Ed Capital II, L.P. (Met-Ed Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Met-Ed Partnership Preferred Securities. Each Met-Ed Trust Preferred Security represents a Met-Ed Partnership Preferred Security. Met-Ed Capital II, L.P. is a wholly-owned subsidiary of Met-Ed and the sponsor of Met-Ed Capital Trust. The sole assets of Met-Ed Capital II, L.P. are Met-Ed's 7.35% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Distributions were made on the Trust Preferred Securities during 2002 in the aggregate amount of $7,350,000. Expenses of Met-Ed Trust for 2002 were approximately $13,000, all of which were paid by Met-Ed Preferred Capital II, Inc., the general partner of Met-Ed Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only so that there is only one holder of record. Met-Ed has fully and unconditionally guaranteed the Met-Ed Partnership Preferred Securities, and, therefore, the Met-Ed Trust Preferred Securities.

           In 1999, Penelec Capital Trust, a wholly owned subsidiary of Penelec, issued $100 million of trust preferred securities (Penelec Trust Preferred Securities) at 7.34%, due 2039. The sole assets of Penelec Capital Trust are the 7.34% Cumulative Preferred Securities of Penelec Capital II, L.P. (Penelec Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Penelec Partnership Preferred Securities. Each Penelec Trust Preferred Security represents a Penelec Partnership Preferred Security. Penelec Capital II, L.P. is a wholly-owned subsidiary of Penelec and the sponsor of Penelec Capital Trust. The sole assets of Penelec Capital II, L.P. are Penelec's 7.34% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Distributions were made on the Trust Preferred Securities during 2002 in the aggregate amount of $7,340,000. Expenses of Penelec Trust for 2002 were approximately $13,000, all of which were paid by Penelec Preferred Capital II, Inc., the general partner of Penelec Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only so that there is only one holder of record. Penelec has fully and unconditionally guaranteed the Penelec Partnership Preferred Securities, and, therefore, the Penelec Trust Preferred Securities.


Nuclear Regulation

           The construction, operation and decommissioning of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear Regulatory Commission (NRC) including the issuance by it of construction permits, operating licenses, and possession only licenses for decommissioning reactors. The NRC's procedures with respect to the amendment of nuclear reactor operating licenses afford opportunities for interested parties to request adjudicatory hearings on health, safety and environmental issues subject to meeting NRC "standing" requirements. The NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards, subject to the backfit rule requiring the NRC to justify such new requirements as necessary for the overall protection of public health and safety. The possibility also exists for modification, denial or revocation of licenses. As a result of the merger with GPU, FirstEnergy now owns the Three Mile Island Unit 2 (TMI-2) and the Saxton Nuclear Experimental Facility. Both facilities are in various stages of decommissioning. TMI-2 is in a post-defueling monitored storage condition, with decommissioning planned in 2014. Saxton is in the final stages of decommissioning, with license termination scheduled for the end of 2003 and final site restoration scheduled for the first quarter of 2003. Beaver Valley Unit 1 was placed in commercial operation in 1976, and its operating license expires in 2016. Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively.

           Davis-Besse, which is operated by FENOC, began its scheduled refueling outage on February 16, 2002. The plant was originally scheduled to return to service by the end of March 2002. During the refueling outage, visual and ultrasonic testings were conducted on all 69 of the Control Rod Drive Mechanism penetration nozzles. This testing was performed to check for the kind of circular or circumferential cracking in these nozzles that had been found at some other plants similar in design and vintage to Davis-Besse. Based on the inspection and test results, five nozzles were scheduled for repair during the refueling outage.

           As repair work began on one of the nozzles, FENOC found corrosion in the reactor vessel head near some of the penetration holes, created by boric acid deposits from leaks in the nozzles. As a result, the NRC issued a confirmatory action letter stating that restart of the plant would be subject to prior NRC approval, and it established an Inspection Manual Chapter 0350 Oversight Panel to ensure close NRC oversight of Davis-Besse's corrective actions.

           In response to the reactor vessel head degradation, FENOC initiated a number of root cause analyses and other assessments, and established a Return to Service Plan to correct the causes and ensure a safe and reliable return to service. The Return to Service Plan includes actions to: replace the reactor vessel head, inspect and correct other components in the containment that may have been affected by boric acid, review important systems and programs to ensure their readiness for restart, and improve management and human performance. FENOC has completed many of the actions under the Return to Service Plan and is currently implementing corrective actions and performing tests to ensure the readiness of the plant to restart.

           FENOC's current schedule projects having the plant available for restart in April of 2003. However, the NRC must authorize restart of the plant following its formal inspection process before the unit can be returned to service. In 2002, FENOC spent approximately $115 million in additional nuclear-related operation and maintenance costs, approximately $120 million in replacement power costs and approximately $63 million in capital expenditures related to the reactor head and restart. For 2003, FENOC expects to spend approximately $50 million in additional nuclear-related operation and maintenance costs and approximately $12-18 million in replacement power costs per month. These costs could increase if the length of the outage increases.

           The NRC has promulgated and continues to promulgate orders and regulations related to the safe operation of nuclear power plants and standards for decommissioning clean-up and final license termination. The Companies cannot predict what additional orders and regulations (including post-September 11, 2001 security enhancements) may be promulgated, design changes required or the effect that any such regulations or design changes or additional clean-up standards for final site release, or the consideration thereof, may have upon their nuclear plants. Although the Companies have no reason to anticipate an accident at any of their nuclear plants, if such an accident did happen, it could have a material but currently undeterminable adverse effect on FirstEnergy's consolidated financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Companies, could result in regulations or requirements that could affect the operation, licensing, or decommissioning of plants that the Companies do own with a consequent but currently undeterminable adverse impact, and could affect the Companies' abilities to raise funds in the capital markets.

Nuclear Insurance

           The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $9.5 billion (assuming 105 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $300 million; and (ii) $9.2 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $88.1 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their present nuclear ownership and leasehold interests, the Companies' maximum potential assessment under these provisions would be $352.4 million (OE-$94.2 million, Penn-$74.0 million, CEI-$106.3 million and TE-$77.9 million) per incident but not more than $40.0 million (OE-$10.7 million, Penn-$8.4 million, CEI-$12.1 million and TE-$8.8 million) in any one year for each incident.

           In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited
(NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective nuclear interests, which provide an aggregate indemnity of up to approximately $1.182 billion (OE-$315 million, Penn-$222 million, CEI-$382 million and TE-$263 million) for replacement power costs incurred during an outage after an initial 12-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $11.1 million (OE-$3.1 million, Penn-$2.2 million, CEI-$3.4 million and TE-$2.4 million).

           The Companies are insured as to their respective nuclear interests under property damage insurance provided by NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $57.3 million (OE-$15.5 million, Penn-$10.9 million, CEI-$17.9 million, TE-$12.2 million, JCP&L-$0.2 million, Met-Ed-$0.4 million and Penelec-$0.2 million) during a policy year.

           The Companies intend to maintain insurance against nuclear risks as described above as long as it is available. To the extent that replacement power, property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of the Companies' plants exceed the policy limits of the insurance in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by the Companies' insurance policies, or to the extent such insurance becomes unavailable in the future, the Companies would remain at risk for such costs.

           The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1.06 billion or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Companies are unable to predict what effect these requirements may have on the availability of insurance proceeds to the Companies for the Companies' bondholders.

Environmental Matters

           Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. FirstEnergy estimates additional capital expenditures for environmental compliance of approximately $159 million, which is included in the construction forecast provided under "Capital Requirements" for 2003 through 2007.

         Air Regulation

           Under the provisions of the Clean Air Act of 1970, the States of Ohio and New Jersey and the Commonwealth of Pennsylvania have adopted ambient air quality standards, and related emission limits, including limits for sulfur dioxide

(SO2) and particulates. In addition, the U.S. Environmental Protection Agency
(EPA) promulgated an SO2 regulatory plan for Ohio which became effective for OE's, CEI's and TE's plants in 1977. Generating plants to be constructed in the future and some future modifications of existing facilities will be covered not only by the applicable state standards but also by EPA emission performance standards for new sources. In Ohio, New Jersey and Pennsylvania the construction or certain modifications of emission sources requires approval from appropriate environmental authorities, and the facilities involved may not be operated unless a permit or variance to do so has been issued by those same authorities.

           The Companies are required to meet federally approved SO2 regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $31,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

           The Companies believe they are in compliance with the current SO2 and nitrogen oxide (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio, New Jersey and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of nineteen states and the District of Columbia, including New Jersey, Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. State Implementation Plans (SIP) must comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004. The Companies continue to evaluate their compliance plans and other compliance options.

           In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone emissions and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals found constitutional and other defects in the new NAAQS rules. In February 2001, the U.S. Supreme Court upheld the new NAAQS rules regulating ultra-fine particulates but found defects in the new NAAQS rules for ozone and decided that the EPA must revise those rules. The future cost of compliance with these regulations may be substantial and will depend if and how they are ultimately implemented by the states in which the Companies operate affected facilities.

           In 1999 and 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to nine utilities covering 44 power plants, including the W. H. Sammis Plant. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio, for which hearings began on February 3, 2003. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. Although unable to predict the outcome of these proceedings, FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act and the NOV and complaint are without merit. Penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. The Sammis Plant continues to operate while these proceedings are pending.

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

         Water Regulation

           Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to the Companies' plants. In addition, Ohio, New Jersey and Pennsylvania have water quality standards applicable to the Companies' operations. As provided in the Clean Water Act, authority to grant federal National Pollutant Discharge Elimination System water discharge permits can be assumed by a state. Ohio, New Jersey and Pennsylvania have assumed such authority.

         Waste Disposal

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

           The Companies have been named as "potentially responsible parties"
(PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site be held liable on a joint and several basis. Therefore, potential environmental liabilities have been recognized on the Consolidated Balance Sheet as of December 31, 2002, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through its SBC. The Companies have total accrued liabilities aggregating approximately $54.3 million as of December 31, 2002.

           In 1980, Congress passed the Low-Level Radioactive Waste Policy Act which provides that the disposal of low-level radioactive waste is the responsibility of the state where such waste is generated. The Act encourages states to form compacts among themselves to develop regional disposal facilities. Failure by a state or compact to begin implementation of a program could result in access denial to the two facilities currently accepting low-level radioactive waste. Ohio is part of the Midwest Compact and has responsibility for siting and constructing a disposal facility. On June 26, 1997, the Midwest Compact Commission (Compact) voted to cease all siting activities in the host state of Ohio and to dismantle the Ohio Low-Level Radioactive Waste Facility Development Authority, the statutory agency charged with siting and constructing the low-level radioactive waste disposal facility. While the Compact remains intact, it has no plans to site or construct a low-level radioactive waste disposal facility in the Midwest. The Companies continue to ship low-level radioactive waste from their nuclear facilities to the Barnwell, South Carolina waste disposal facility.

         Summary

           Environmental controls are still developing and require, in many instances, balancing the needs for additional quantities of energy in future years and the need to protect the environment. As a result, the Companies cannot now estimate the precise effect of existing and potential regulations and legislation upon any of their existing and proposed facilities and operations or upon their ability to issue additional first mortgage bonds under their respective mortgages. These mortgages contain covenants by the Companies to observe and conform to all valid governmental requirements at the time applicable unless in course of contest, and provisions which, in effect, prevent the issuance of additional bonds if there is a completed default under the mortgage. The provisions of each of the mortgages, in effect, also require, in the opinion of counsel for the respective Companies, that certification of property additions as the basis for the issuance of bonds or other action under the mortgages be accompanied by an opinion of counsel that the company certifying such property additions has all governmental permissions at the time necessary for its then current ownership and operation of such property additions. The Companies intend to contest any requirements they deem unreasonable or impossible for compliance or otherwise contrary to the public interest. Developments in these and other areas of regulation may require the Companies to modify, supplement or replace equipment and facilities, and may delay or impede the construction and operation of new facilities, at costs which could be substantial.

           The effects of compliance on the Companies with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position. These environmental regulations affect FirstEnergy's earnings and competitive position to the extent it competes with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. FirstEnergy believes it is in material compliance with existing regulations but is unable to predict whether environmental regulations will change and what, if any, the effects of such change would be.

Fuel Supply

           The Companies' sources of generation during 2002 were:

                                       Coal             Nuclear
                                       ----             -------

           OE....................      74.5%              25.5%
           Penn..................      34.6%              65.4%
           CEI...................      67.3%              32.7%
           TE....................      61.8%              38.2%
           Total FirstEnergy.....      65.6%              34.4%


           Generation from JCP&L's and Met-Ed's hydro and combustion turbine generation facilities was minimal in 2002.

           FirstEnergy currently has long-term coal contracts to provide approximately 12,400,000 tons for the year 2003. The contracts are shared among the Companies based on various economic considerations. This contract coal is produced primarily from mines located in Pennsylvania, Kentucky and West Virginia. The contracts expire at various times through December 31, 2019.

           The Companies estimate their 2003 coal requirements to be approximately 18,860,000 tons (OE - 7,250,000, Penn - 6,000,000, CEI -
4,170,000, and TE - 1,440,000) to be met from the long-term contracts discussed above and spot market purchases. See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

           FirstEnergy has contracts for uranium material and conversion services through 2006. The enrichment services are contracted for the majority of the enrichment requirements for nuclear fuel through 2006. Fabrication services for fuel assemblies are contracted for the next four reloads for Beaver Valley Unit 1, the next three reloads for Beaver Valley Unit 2 (through approximately 2007 and 2006, respectively), the next two reloads for Davis-Besse (through approximately 2007) and through the operating license period for Perry (through approximately 2026). In addition to the existing commitments, FirstEnergy intends to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, and waste disposal services.

           On-site spent fuel storage facilities are expected to be adequate for Perry through 2011; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2018 and 2009, respectively. With the plant modifications completed in 2002, Davis-Besse has adequate storage through the remainder of its operating license period. After current on-site storage capacity is exhausted, additional storage capacity will have to be obtained either through plant modifications, interim off-site disposal, or permanent waste disposal facilities. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the permanent disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site is embroiled in the political process. FirstEnergy has contracts with the U.S. Department of Energy
(DOE) for the disposal of spent fuel for Beaver Valley, Davis-Besse and Perry. On February 15, 2002, President Bush approved the DOE's recommendation of Yucca Mountain for underground disposal of spent nuclear fuel from nuclear power plants and high level waste from U.S. defense programs. The recommendation by President Bush enables the process to proceed to the licensing phase. Based on the DOE schedule published in the July 1999 Draft Environmental Impact Statement, the Yucca Mountain Repository is currently projected to start receiving spent fuel in 2010. FirstEnergy intends to make additional arrangements for storage capacity as a contingency for further delays with the DOE acceptance of spent fuel for disposal past 2010.

System Capacity and Reserves

           The 2002 net maximum hourly demand for each of the Companies was:
OE-6,757 MW (including an additional 387 MW of firm power sales under a contract which extends through 2005) on August 1, 2002; Penn-969 MW (including an additional 63 MW of firm power sales under a contract which extends through
2005) on July 29, 2002; CEI-4,561 MW on August 1, 2002; TE-2,104 MW on July 3,
2002; JCP&L-5,802 MW on August 2, 2002; Met-Ed-2,616 MW on August 14, 2002; and
Penelec-2,693 MW on July 29, 2002. JCP&L's load was auctioned off in the New Jersey BGS Auction, transferring the full 5,100 MW load obligation to other parties for the period August 1, 2002 to July 31, 2003. FES participated in the auction and won a segment of that load.

           Based on existing capacity plans, ongoing arrangements for firm purchase contracts, and anticipated term power sales and purchases, FirstEnergy has sufficient supply resources to meet load obligations. The current FirstEnergy capacity portfolio contains 13,387 MW of owned generation and approximately 1,600 MW of long-term purchases from non-utility generators.

           Any remaining load obligations will be met through a mix of multi-year forward purchases, short-term forward purchases (less than one year) and spot market purchases.

Regional Reliability

           The Companies participate with 24 other electric companies operating in nine states in ECAR, which was organized for the purpose of furthering the reliability of bulk power supply in the area through coordination of the planning and operation by the ECAR members of their bulk power supply facilities. The ECAR members have established principles and procedures regarding matters affecting the reliability of the bulk power supply within the ECAR region. Procedures have been adopted regarding: i) the evaluation and simulated testing of systems' performance; ii) the establishment of minimum levels of daily operating reserves; iii) the development of a program regarding emergency procedures during conditions of declining system frequency; and iv) the basis for uniform rating of generating equipment.

           Following the FirstEnergy/GPU merger the transmission facilities of JCP&L, Met-Ed and Penelec continue to be operated by PJM. PJM is the organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. PJM is dedicated to meeting the reliability criteria and standards of the North American Electric Reliability Council and the Mid-Atlantic Area Council.

Competition

           The Companies traditionally competed with other utilities for intersystem bulk power sales and for sales to municipalities and cooperatives. The Companies compete with suppliers of natural gas and other forms of energy in connection with their industrial and commercial sales and in the home climate control market, both with respect to new customers and conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Companies' customers.

           As a result of the actions taken by state legislative bodies over the last few years, major changes in the electric utility business are occurring in parts of the United States, including Ohio, New Jersey and Pennsylvania where FirstEnergy's utility subsidiaries operate. These changes have resulted in fundamental alterations in the way traditional integrated utilities and holding company systems, like FirstEnergy, conduct their business. In accordance with the Ohio electric utility restructuring law under which Ohio electric customers could begin choosing their electric generation suppliers starting in January 2001, FirstEnergy has further aligned its business units to accommodate its retail strategy and participate in the competitive electricity marketplace in Ohio. The organizational changes deal with the unbundling of electric utility services and new ways of conducting business.

           Sales of electricity in deregulated markets are diversifying FirstEnergy's revenue sources through its competitive subsidiaries in areas outside of the Companies' franchise areas. This strategy has positioned FirstEnergy to compete in the northeast quadrant of the United States - the region targeted by FirstEnergy for growth. FirstEnergy's competitive subsidiaries are actively participating in deregulated energy markets in Ohio, Pennsylvania, New Jersey, Delaware, Maryland and Michigan. Currently, FES is providing electric generation service to customers within those states. As additional states within the northeast region of the United States become deregulated, FES is preparing to enter these markets.

           Competition in Ohio's electric generation began on January 1, 2001. FirstEnergy moved the operation of the generation portion of its business to its competitive business unit as reflected in its approved Ohio transition plan. The Companies continue to provide generation services to regulated franchise customers who have not chosen an alternative, competitive generation supplier, except in New Jersey where JCP&L's obligation to provide BGS has been removed through a transitional mechanism of auctioning the obligation (see "NJBPU Rate Matters"). In September 2002, Met-Ed and Penelec assigned their PLR responsibility to FES through a wholesale power sale agreement. Under the agreement terms, FES assumes the supply obligation and the energy supply profit and loss risk for the portion of power supply requirements not self-supplied by Met-Ed and Penelec. The agreement is automatically extended on an annual basis unless any party elects to cancel the agreement by November 1 of the preceding year (see "PPUC Rate Matters" for further discussion). The Ohio Companies and Penn obtain their generation through power supply agreements with FES. In addition to electric generation, FES is also competing in deregulated natural gas markets as well as offering other energy-related products and services.

Research and Development

           The Companies participate in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generation, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 2002, approximately 69% of the Companies' research and development expenditures were related to EPRI.

Executive Officers

           The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.


                                                   Position Held During
      Name            Age                            Past Five Years                                   Dates
-----------------     ---     --------------------------------------------------------------   --------------------

H. P. Burg            56      Chairman of the Board and Chief Executive Officer                    2002-present
                              Vice Chairman of the Board and Chief Executive Officer               2001-2002
                              Chairman of the Board and Chief Executive Officer                    2000-2001
                              President and Chief Executive Officer                                1999-2000
                              President and Chief Operating Officer                                1998-1999
                              President and Chief Financial Officer                                *-1998

A. J. Alexander       51      President and Chief Operating Officer                                2001-present
                              President                                                            2000-2001
                              Executive Vice President and General Counsel                         *-2000

A. R. Garfield        64      President - FirstEnergy Solutions                                    2001-present
                              Senior Vice President - Supply and Sales                             2000-2001
                              Vice President - Business Development                                *-2000

R. F. Saunders        59      President and Chief Nuclear Officer - FENOC                          2000-present
                              Vice President, Nuclear Site Operations -
                                Pennsylvania Power & Light                                         1998-2000
                              Vice President, Nuclear Engineering - Virginia
                                Power Company                                                      *-1998

E. T. Carey           60      Senior Vice President                                                2001-present
                              Vice President - Distribution                                        *-2001

K. J. Keough          43      Senior Vice President                                                2001-present
                              Vice President - Business Planning & Ventures                        1999-2001
                              Partner - McKinsey & Company                                         *-1999

R. H. Marsh           52      Senior Vice President and Chief Financial Officer                    2001-present
                              Vice President and Chief Financial Officer                           1998-2001
                              Vice President - Finance                                             *-1998

C. B. Snyder          57      Senior Vice President                                                2001-present
                              Executive Vice President - Corporate Affairs - GPU                   1998-2001
                              Senior Vice President - Corporate Affairs - GPU                      *-1998

L. L. Vespoli         43      Senior Vice President and General Counsel                            2001-present
                              Vice President and General Counsel                                   2000-2001
                              Associate General Counsel                                            *-2000

H. L. Wagner          50      Vice President, Controller and Chief Accounting
                                Officer                                                            2001-present
                              Controller                                                           *-2001



Mrs. Vespoli and Messrs. Burg, Carey, Marsh and Wagner are the executive officers as noted above of OE, Penn, CEI, TE, Met-Ed and Penelec. Mrs. Vespoli and Messrs. Carey, Marsh and Wagner are the executive officers of JCP&L.

* Indicates position held at least since January 1, 1998.




FirstEnergy Website

Each of the registrant's annual report on Form 10-K, quarterly reports on Form 10-K, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also made available free of charge on or through FirstEnergy's internet website at www.firstenergycorp.com. These reports are posted on the website as soon as reasonably practicable after they are electronically filed with the SEC.

           As of January 1, 2003, FirstEnergy's nonutility subsidiaries and the Companies had a total of 17,560 employees located in the United States as follows: FirstEnergy-1,744, OE-1,368, CEI-974, TE-508, Penn-201, JCP&L-39,
Met-Ed-61, ATSI-29, FES-2,072, FENOC-2,850, FSG-3,317, MARBEL-32 and GPUS-4,365
(primarily employees supporting JCP&L, Met-Ed and Penelec).

ITEM 2.    PROPERTIES

           The Companies' respective first mortgage indentures constitute, in the opinion of the Companies' counsel, direct first liens on substantially all of the respective Companies' physical property, subject only to excepted encumbrances, as defined in the indentures. See "Leases" and "Capitalization" notes to the respective financial statements for information concerning leases and financing encumbrances affecting certain of the Companies' properties.

           The Companies own, individually or together as tenants in common, and/or lease, the generating units in service as of March 1, 2003, shown on the table below.


                                          Net
                                      Demonstrated
                                      Capacity (MW)
                                      -------------        OE              Penn               CEI                TE
                                                      --------------    -----------       ------------      -------------
                               Unit       Total       %           MW    %        MW       %         MW      %         MW
                               ----       -----       -           --    -        --       -         --      -         ---
Plant - Location
----------------
Coal-Fired Units
Ashtabula-..................     5         244         --        --      --       --    100.00%       244    --        --
   Ashtabula, OH
Bay Shore-..................    1-4        631         --        --      --       --     --          --   100.00%       631
   Toledo, OH
R. E. Burger-...............    3-5        406      100.00%       406    --       --     --          --      --        --
   Shadyside, OH
Eastlake-Eastlake, OH.......    1-5      1,233         --        --      --       --    100.00%     1,233    --        --
Lakeshore-..................    18         245         --        --      --       --    100.00%       245    --        --
   Cleveland, OH
Bruce Mansfield-............     1         780       60.00%       468  33.50%     261     6.50%        51    --        --
   Shippingport, PA.........     2         780       43.06%       336   9.36%      73    30.28%(a)    236  17.30%(a)    135
                                 3         800       49.34%       395   6.28%      50    24.47%       196  19.91%       159
W. H. Sammis-...............    1-6      1,620      100.00%     1,620    --       --       --        --      --        --
   Stratton, OH.............     7         600       48.00%       288  20.80%     125    31.20%       187    --        --
                                        ------                  -----           -----               -----             -----
      Total.................             7,339                  3,513             509               2,392               925
                                        ------                  -----           -----               -----             -----

Nuclear Units
Beaver Valley-..............     1         821       35.00%       287  65.00%     534      --        --      --        --
   Shippingport, PA.........     2         831       41.88%(b)    348  13.74%     114    24.47%       203  19.91%(c)    166
Davis-Besse-................     1         883         --        --      --       --     51.38%       454  48.62%       429
   Oak Harbor, OH
Perry-......................     1       1,260       30.00%(b)    378   5.24%      66    44.85%       565  19.91%       251
   N. Perry Village, OH.
                                        ------                  ------          -----               -----             -----
      Total.................             3,795                  1,013             714               1,222               846
                                        ------                  -----           -----               -----             -----

Oil/Gas-Fired/
Pumped Storage Units
Richland-Defiance, OH.......    1-6        432         --        --      --       --       --        --   100.00%       432
Seneca-Warren, PA...........    1-3        435         --        --      --       --    100.00%       435    --        --
Sumpter- Sumpter Twp., MI...    1-4        340         --        --      --       --       --        --   100.00%       340
West Lorain.................    1-6        545      100.00%       545    --       --       --        --      --        --
   Lorain, OH
Yard's Creek-Blairstown
   Twp., NJ.................    1-3        200                   --      --       --       --        --      --        --
Other.......................               301                    109              19                  33                35
                                        ------                  -----           -----               -----             -----
      Total.................             2,253                    654              19                 468               807
                                        ------                  -----           -----               -----             -----
      Total.................            13,387                  5,180           1,242               4,082             2,578
                                        ======                  =====           =====               =====             =====


                                    JCP&L             Met-Ed
                                 ----------        ----------
                                 %       MW        %       MW
                                 -       --        -       --
Plant - Location
----------------
Coal-Fired Units
Ashtabula-..................     --       --       --       --
   Ashtabula, OH
Bay Shore-..................     --       --       --       --
   Toledo, OH
R. E. Burger-...............     --       --       --       --
   Shadyside, OH
Eastlake-Eastlake, OH.......     --       --       --       --
Lakeshore-..................     --       --       --       --
   Cleveland, OH
Bruce Mansfield-............     --       --       --       --
   Shippingport, PA.........     --       --       --       --
                                 --       --       --       --
W. H. Sammis-...............     --       --       --       --
   Stratton, OH.............     --       --       --       --
                                        ----              ----
      Total.................              --                --
                                        ----              ----

Nuclear Units
Beaver Valley-..............     --       --       --       --
   Shippingport, PA.........     --       --       --       --
Davis-Besse-................     --       --       --       --
   Oak Harbor, OH
Perry-......................     --       --       --       --
   N. Perry Village, OH.
                                        ----              ----
      Total.................              --                --
                                        ----              ----

Oil/Gas-Fired/
Pumped Storage Units
Richland-Defiance, OH.......     --       --       --       --
Seneca-Warren, PA...........     --       --       --       --
Sumpter- Sumpter Twp., MI...     --       --       --       --
West Lorain.................     --       --       --       --
   Lorain, OH
Yard's Creek-Blairstown
   Twp., NJ.................     50%     200       --       --
Other.......................              86                19
                                        ----              ----
      Total.................             286                19
                                        ----              ----
      Total.................             286                19
                                        ====              ====




Notes:   (a)  CEI's interests consist of 1.68% owned and 28.60% leased and TE's interests are leased.
         (b)  OE's interests consist of 20.22% owned and 21.66% leased for Beaver Valley Unit 2; and
              17.42% owned (representing portion leased from a wholly owned subsidiary of OE) and
              12.58% leased for Perry.
         (c)  TE's interests consist of 1.65% owned and 18.26% leased.



           Prolonged outages of existing generating units might make it necessary for the Companies, depending upon the demand for electric service upon their system, to use to a greater extent than otherwise, less efficient and less economic generating units, or purchased power, and in some cases may require the reduction of load during peak periods under the Companies' interruptible programs, all to an extent not presently determinable.

           The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kV to 345 kV. The Companies' overhead and underground transmission lines aggregate 14,941 pole miles.

           The Companies' electric distribution systems include 111,704 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own substations with a total installed transformer capacity of 86,334,000 kilovolt-amperes.

           FirstEnergy's transmission facilities that are owned and operated by ATSI also interconnect with those of AEP, DPL, Duquesne, Allegheny, MEC and Penelec. The transmission facilities of JCP&L, Met-Ed and Penelec are physically interconnected and are operated on an integrated basis as part of the PJM RTO.

           FirstEnergy's distribution and transmission systems as of December 31, 2002, consist of the following:

                                                                 Substation
                             Distribution      Transmission      Transformer
                                Lines             Lines          Capacity
                             ------------      ------------      -----------
                                         (Miles)                 (kV-amperes)

 OE....................       28,879               550            8,232,000
 Penn..................        5,476                44            1,712,000
 CEI...................       24,662             2,144            9,381,000
 TE....................        1,255               223            3,596,000
 JCP&L.................       17,278             2,106           18,371,000
 Met-Ed................       14,745             1,407            9,937,000
 Penelec...............       19,409             2,689           13,159,000
 ATSI..................           --             5,778           22,369,000
                             -------            ------           ----------
 Total.................      111,704            14,941           86,757,000


           FirstEnergy's MARBEL Energy subsidiary owns interests in crude oil and natural gas production, as well as natural gas distribution and transmission facilities. MARBEL's subsidiaries include Marbel HoldCo, Inc. a holding company which has a 50% ownership in Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture and Northeast Ohio Operating Companies, Inc. which has as a subsidiary, Northeast Ohio Natural Gas Corporation. The joint venture in Great Lakes includes interests in more than 7,700 oil and natural gas wells, drilling rights to nearly one million acres, proved reserves of 450 billion cubic feet equivalent of natural gas and oil and 5,000 miles of pipelines in the Appalachian Basin.


ITEM 3.    LEGAL PROCEEDINGS

           Reference is made to Note 7, Commitments, Guarantees and Contingencies, of the Notes to Consolidated Financial Statements contained in
Item 8 for a description of certain legal proceedings involving FirstEnergy, OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           The information required by this item for FirstEnergy is included on page 7 of FirstEnergy's 2002 Annual Report to Stockholders (Exhibit 13). The information required for OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec is not applicable because they are wholly owned subsidiaries.

ITEM 6.    SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required for items 6 through 8 is incorporated herein by reference to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Financial Statements included on the pages shown in the following table in the respective company's 2002 Annual Report to Stockholders (Exhibit 13).

                                 Item 6         Item 7           Item 8
                                 ------         ------           ------

    FirstEnergy..............       7             8-24           25-53
    OE.......................       1             2-11           12-32
    Penn.....................       1             2-10           11-27
    CEI......................       1             2-12           13-33
    TE.......................       1             2-12           13-33
    JCP&L....................       1             2-11           12-30
    Met-Ed...................       1             2-11           12-30
    Penelec..................       1             2-11           12-30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On April 11, 2002, FirstEnergy dismissed Arthur Andersen LLP as the independent accountant for FirstEnergy Corp. and its wholly owned subsidiaries, OE, Penn, CEI, TE, JCP&L, Met-Ed and Penelec (Registrants) effective with the completion of the 2001 audits and related regulatory filings. Also, on April 11, 2002, each of those companies appointed PricewaterhouseCoopers LLP as their new independent accountant effective for the first quarter of 2002.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           FirstEnergy
           -----------

           The information required by Item 10, with respect to Identification of FirstEnergy's Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to FirstEnergy's 2003 Proxy Statement filed with the SEC pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item 1. Business - Executive Officers" herein.

           OE, Penn, CEI, TE, JCP&L, Met-Ed and Penelec
           --------------------------------------------

           H. P. Burg, A. J. Alexander and R. H. Marsh are the Directors of OE, Penn, CEI, TE, Met-Ed and Penelec. Information concerning these individuals is shown in the "Executive Officers" section of Item 1. E. T. Carey, C. E. Jones,
L. L. Vespoli, G. E. Persson and S. C. Van Ness are the Directors of JCP&L.

           Mr. Jones has served as FirstEnergy's Vice President-Regional Operations since 2001. From 1998-2001, Mr. Jones served as President of FirstEnergy's Northern Region; in 1998 he served as Manager of the Northern Region.

           Mrs. Persson has served in the New Jersey Division of Consumer Affairs Elder Fraud Investigation Unit since 1999. She previously served as liaison (Special Assistant Director) between the New Jersey Division of Consumer Affairs and various state boards. Prior to 1995, she was owner and President of Business Dynamics Associates of Red Bank, NJ. Mrs. Persson is a member of the United States Small Business Administration National Advisory Board, the New Jersey Small Business Advisory Council, the Board of Advisors of Brookdale Community College and the Board of Advisors of Georgian Court College.

           Mr. Van Ness has been Of Counsel in the firm of Hubert, Van Ness, Cayci and Goodell, LP of Princeton, NJ since 1998. Prior to that he was affiliated with the law firm of Pico, Mack, Kennedy, Jaffe, Perrella and Yoskin of Trenton, NJ since 1990. He is also a director of The Prudential Insurance Company of America.

           Information concerning the other Directors of JCP&L is shown in the "Executive Officers" section of item 1.

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           FirstEnergy, OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec -
           -----------------------------------------------------------

           The information required by Items 11, 12 and 13 is incorporated herein by reference to FirstEnergy's 2003 Proxy Statement filed with the SEC pursuant to Regulation 14A.

ITEM 14.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

           The respective registrant's chief executive officer and chief financial officer have reviewed and evaluated the registrant's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (Evaluation Date). Based on that evaluation those officers have concluded that the registrant's disclosure controls and procedures are effective and were designed to bring to their attention, during the period in which this annual report was being prepared, material information relating to the registrant and its consolidated subsidiaries by others within those entities.

 (b) Changes in Internal Controls

           There have been no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

           Included in Part II of this report and incorporated herein by reference to the respective company's 2002 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.


                                                           First-
                                                           Energy   OE     Penn     CEI     TE     JCP&L   Met-Ed   Penelec
                                                           ------   --     ----     ---     --     -----   ------   -------
Report of Independent Accountants.......................      6    33-34   28-29   34-35   34-35   31-32    31-32    31-32
Statements of Income-Three Years Ended
  December 31, 2002 ....................................     25     12      11      13      13      12       12       12
Balance Sheets-December 31, 2002 and 2001...............     26     13      12      14      14      13       13       13
Statements of Capitalization-December 31,
  2002 and 2001. .......................................    27-30 14-15     13    15-16   15-16     14       14       14
Statements of Common Stockholders' Equity-Three
  Years Ended December 31, 2002.........................     31     16      14      17      17      15       15       15
Statements of Preferred Stock-Three Years Ended
  December 31, 2002 ....................................     32     16      14      17      17      15       15       15
Statements of Cash Flows-Three Years Ended
  December 31, 2002 ....................................     33     17      15      18      18      16       16       16
Statements of Taxes-Three Years Ended
  December 31, 2002. ...................................     34     18      16      19      19      17       17       17
Notes to Financial Statements...........................    35-53 19-32   17-27   20-33   20-33   18-30    18-30     18-30

    2.   Financial Statement Schedules

              Included in Part IV of this report:

                                                           First-
                                                           Energy   OE     Penn     CEI     TE     JCP&L   Met-Ed   Penelec
                                                           ------   --     ----     ---     --     -----   ------   -------

Report of Independent Accountants.......................    53-54 55-56   61-62   57-58   59-60   63-64    65-66    67-68

Schedule - Three Years Ended December 31, 2002:
II - Consolidated Valuation and Qualifying Accounts.....     69     70      73      71      72      74       75       76




           Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.   Exhibits - FirstEnergy

Exhibit
Number
------

         3-1    --  Articles of Incorporation constituting FirstEnergy Corp.'s
                    Articles of Incorporation, dated September 17, 1996.
                    (September 17, 1996 Form 8-K, Exhibit C)

         3-1(a) --  Amended  Articles of Incorporation  of  FirstEnergy Corp.
                    (Registration No. 333-21011, Exhibit (3)-1)

         3-2    --  Regulations  of  FirstEnergy  Corp.  (September 17, 1996
                    Form 8-K, Exhibit D)

         3-2(a) --  FirstEnergy Corp. Amended Code of Regulations.
                    (Registration No. 333-21011, Exhibit (3)-2)

         4-1    --  Rights Agreement (December 1, 1997 Form 8-K, Exhibit 4.1)

         4-2    --  FirstEnergy Corp. to The Bank of New York,  Supplemental
                    Indenture,  dated November 7, 2001. (2001 Form 10-K,
                    Exhibit 4-2)

         10-1   --  FirstEnergy Corp. Executive and Director Incentive
                    Compensation Plan, revised  November 15,  1999. (1999 Form
                    10-K, Exhibit 10-1)

         10-2   --  Amended  FirstEnergy Corp. Deferred  Compensation Plan for
                    Directors,  revised  November 15,  1999. (1999 Form 10-K,
                    Exhibit 10-2)

Exhibit
Number
------


         10-3   --  Employment,  severance and change of control agreement between FirstEnergy Corp. and executive officers. (1999
                    Form 10-K, Exhibit 10-3)

         10-4   --  FirstEnergy Corp.  Supplemental  Executive Retirement Plan,
                    amended January 1,  1999. (1999 Form 10-K, Exhibit 10-4)

         10-5   --  FirstEnergy Corp. Executive Incentive Compensation Plan.
                    (1999 Form 10-K, Exhibit 10-5)

         10-6   --  Restricted stock agreement between FirstEnergy Corp. and
                    A. J. Alexander. (1999 Form 10-K, Exhibit 10-6)

         10-7   --  FirstEnergy Corp. Executive and Director Incentive
                    Compensation Plan. (1998 Form 10-K, Exhibit 10-1)

         10-8   --  Amended  FirstEnergy  Corp.  Deferred  Compensation  Plan
                    for  Directors,  amended  February 15,  1999.  (1998
                    Form 10-K, Exhibit 10-2)

         10-9   --  Restricted stock agreement between FirstEnergy Corp. and
                    A. J. Alexander. (2000 Form 10-K, Exhibit 10-9)

         10-10  --  Restricted stock agreement between FirstEnergy Corp. and
                    H. P. Burg. (2000 Form 10-K, Exhibit 10-10)

         10-11  --  Stock option  agreement  between  FirstEnergy  Corp. and officers dated  November 22,  2000.  (2000 Form 10-K,
                    Exhibit 10-11)

         10-12  --  Stock option agreement between  FirstEnergy Corp. and officers dated March 1,  2000. (2000 Form 10-K,  Exhibit
                    10-12)

         10-13  --  Stock option agreement between FirstEnergy Corp. and director dated January 1, 2000. (2000 Form 10-K, Exhibit 10-13)

         10-14  --  Stock option agreement  between  FirstEnergy  Corp. and two directors dated January 1,  2001. (2000 Form 10-K,
                    Exhibit 10-14)

         10-15  --  Executive and Director Incentive Compensation Plan dated May
                    15, 2001. (2001 Form 10-K, Exhibit 10-15)

         10-16  --  Amended  FirstEnergy Corp.  Deferred  Compensation Plan for
                    Directors,  revised September 18, 2000. (2001 Form
                    10-K, Exhibit 10-16)

         10-17  --  Stock Option Agreements  between  FirstEnergy Corp. and
                    Officers dated May 16, 2001. (2001 Form 10-K,  Exhibit
                    10-17)

         10-18  --  Restricted Stock Agreements  between  FirstEnergy Corp. and
                    Officers dated February 20, 2002. (2001 Form 10-K,
                    Exhibit 10-18)

         10-19  --  Stock Option  Agreements  between  FirstEnergy  Corp. and
                    One Director dated January 1, 2002. (2001 Form 10-K,
                    Exhibit 10-19)

         10-20  --  FirstEnergy Corp. Executive Deferred Compensation Plan.
                    (2001 Form 10-K, Exhibit 10-20)

         10-21  --  Executive Incentive Compensation Plan-Tier 2. (2001 Form
                    10-K, Exhibit 20-21)

         10-22  --  Executive Incentive Compensation Plan-Tier 3. (2001 Form
                    10-K, Exhibit 20-22)

         10-23  --  Executive Incentive Compensation Plan-Tier 4. (2001 Form
                    10-K, Exhibit 10-23)

         10-24  --  Executive Incentive Compensation Plan-Tier 5. (2001 Form
                    10-K, Exhibit 10-24)

         10-25  --  Amendment to GPU, Inc. 1990 Stock Plan for Employees of GPU,
                    Inc. and  Subsidiaries,  effective April 5, 2001.
                    (2001 Form 10-K, Exhibit 10-25)

         10-26  --  Form of  Amendment,  effective  November 7,  2001, to GPU,
                    Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries, Deferred Remuneration Plan for Outside Directors of GPU, Inc., and Retirement Plan for Outside Directors of GPU, Inc. (2001 Form 10-K, Exhibit 10-26)

         10-27  --  GPU, Inc. Stock Option and  Restricted  Stock Plan for MYR
                    Group,  Inc.  Employees.  (2001 Form 10-K,  Exhibit 10-27)

     (A) 10-28  --  Executive and Director Stock Option Agreement dated June 11,
                    2002.

     (A) 10-29  --  Director Stock Option Agreement.

     (A) 10-30  --  Executive and Director Executive Incentive Compensation
                    Plan, Amendment dated May 21, 2002.

     (A) 10-31  --  Directors Deferred Compensation Plan, Revised Nov. 19, 2002.

     (A) 10-32  --  Executive Incentive Compensation Plan 2002.

         10-33  --  GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc.
                    and Subsidiaries as amended and restated to reflect amendments through June 3, 1999. (1999 Form 10-K,
                    Exhibit 10-V, File No. 1-6047, GPU, Inc.)

         10-34  --  Form of 1998 Stock  Option  Agreement  under the GPU,  Inc.
                    1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries. (1997 Form 10-K, Exhibit 10-Q, File No. 1-6047, GPU, Inc.)

         10-35  --  Form of 1999 Stock  Option  Agreement  under the GPU,  Inc.
                    1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries. (1999 Form 10-K, Exhibit 10-W, File No. 1-6047, GPU, Inc.)

         10-36  --  Form of 2000 Stock  Option  Agreement  under the GPU,  Inc.
                    1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries. (2000 Form 10-K, Exhibit 10-W, File No. 1-6047, GPU, Inc.)

         10-37  --  Deferred  Remuneration  Plan for Outside  Directors of GPU,
                    Inc. as amended and restated effective August 8, 2000. (2000 Form 10-K, Exhibit 10-O, File No. 1-6047, GPU,
                    Inc.)

         10-38  --  Retirement  Plan for Outside  Directors of GPU, Inc. as
                    amended and restated as of August 8, 2000. (2000 Form 10-K, Exhibit 10-N, File No. 1-6047, GPU, Inc.)

         10-39  --  Forms of Estate Enhancement Program Agreements entered into by certain former GPU directors. (1999 Form 10-K, Exhibit 10-JJ, File No. 1-6047, GPU, Inc.)

     (A) 12.1   --  Consolidated fixed charge ratios.

     (A) 13     --  FirstEnergy 2002 Annual Report to Stockholders.  (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

     (A) 21     --  List of Subsidiaries of the Registrant at December 31, 2002.

     (A) 23     --  Consent of Independent Accountants.

     (A) 99.1   --  Chief Executive Officer Certification (FirstEnergy, OE, CEI,
                    TE, Penn, Met-Ed and Penelec)

     (A) 99.2   --  Chief Financial Officer Certification (FirstEnergy, OE, CEI,
                    TE, Penn, JCP&L, Met-Ed and Penelec)

     (A) Provided herein in electronic format as an exhibit.

Exhibit
Number
-------

3.   Exhibits - Ohio Edison

         2-1    --  Agreement and Plan of Merger, dated as of September
                    13, 1996, between Ohio Edison Company (OE) and
                    Centerior Energy Corporation. (September 17, 1996 Form
                    8-K, Exhibit 2-1)

         3-1    --  Amended Articles of  Incorporation,  Effective  June 21,
                    1994,  constituting  OE's Articles of  Incorporation.
                    (1994 Form 10-K, Exhibit 3-1)

         3-2    --  Amended and Restated Code of Regulations, amended March 15,
                    2002. (2001 Form 10-K, Exhibit 3-2)

     (B) 4-1    --  Indenture dated as of August 1, 1930 between OE
                    and Bankers Trust Company, (now the Bank of New York), as Trustee, as amended and supplemented by Supplemental
                    Indentures:

      Dated as of                File Reference                  Exhibit No.
      -----------                --------------                  -----------
 March 3, 1931                 2-1725                           B1,B-1(a),B-1(b)
 November 1, 1935              2-2721                           B-4
 January 1, 1937               2-3402                           B-5
 September 1, 1937             Form 8-A                         B-6
 June 13, 1939                 2-5462                           7(a)-7
 August 1, 1974                Form 8-A, August 28, 1974        2(b)
 July 1, 1976                  Form 8-A, July 28, 1976          2(b)
 December 1, 1976              Form 8-A, December 15, 1976      2(b)
 June 15, 1977                 Form 8-A, June 27, 1977          2(b)
 Supplemental Indentures:
 September 1, 1944             2-61146                          2(b)(2)
 April 1, 1945                 2-61146                          2(b)(2)
 September 1, 1948             2-61146                          2(b)(2)
 May 1, 1950                   2-61146                          2(b)(2)
 January 1, 1954               2-61146                          2(b)(2)
 May 1, 1955                   2-61146                          2(b)(2)
 August 1, 1956                2-61146                          2(b)(2)
 March 1, 1958                 2-61146                          2(b)(2)
 April 1, 1959                 2-61146                          2(b)(2)
 June 1, 1961                  2-61146                          2(b)(2)
 September 1, 1969             2-34351                          2(b)(2)
 May 1, 1970                   2-37146                          2(b)(2)
 September 1, 1970             2-38172                          2(b)(2)
 June 1, 1971                  2-40379                          2(b)(2)
 August 1, 1972                2-44803                          2(b)(2)
 September 1, 1973             2-48867                          2(b)(2)
 May 15, 1978                  2-66957                          2(b)(4)
 February 1, 1980              2-66957                          2(b)(5)
 April 15, 1980                2-66957                          2(b)(6)
 June 15, 1980                 2-68023                          (b)(4)(b)(5)
 October 1, 1981               2-74059                          (4)(d)
 October 15, 1981              2-75917                          (4)(e)
 February 15, 1982             2-75917                          (4)(e)
 July 1, 1982                  2-89360                          (4)(d)
 March 1, 1983                 2-89360                          (4)(e)
 March 1, 1984                 2-89360                          (4)(f)
 September 15, 1984            2-92918                          (4)(d)
 September 27, 1984            33-2576                          (4)(d)
 November 8, 1984              33-2576                          (4)(d)
 December 1, 1984              33-2576                          (4)(d)
 December 5, 1984              33-2576                          (4)(e)
 January 30, 1985              33-2576                          (4)(e)
 February 25, 1985             33-2576                          (4)(e)
 July 1, 1985                  33-2576                          (4)(e)
 October 1, 1985               33-2576                          (4)(e)
 January 15, 1986              33-8791                          (4)(d)
 May 20, 1986                  33-8791                          (4)(d)

 Dated as of                   File Reference                   Exhibit No
 -----------                   --------------                   ----------
 June 3, 1986                  33-8791                          (4)(e)
 October 1, 1986               33-29827                         (4)(d)
 August 25, 1989               33-34663                         (4)(d)
 February 15, 1991             33-39713                         (4)(d)
 May 1, 1991                   33-45751                         (4)(d)
 May 15, 1991                  33-45751                         (4)(d)
 September 15, 1991            33-45751                         (4)(d)
 April 1, 1992                 33-48931                         (4)(d)
 June 15, 1992                 33-48931                         (4)(d)
 September 15, 1992            33-48931                         (4)(e)
 April 1, 1993                 33-51139                         (4)(d)
 June 15, 1993                 33-51139                         (4)(d)
 September 15, 1993            33-51139                         (4)(d)
 November 15, 1993             1-2578                           (4)(2)
 April 1, 1995                 1-2578                           (4)(2)
 May 1, 1995                   1-2578                           (4)(2)
 July 1, 1995                  1-2578                           (4)(2)
 June 1, 1997                  1-2578                           (4)(2)
 April 1, 1998                 1-2578                           (4)(2)
 June 1, 1998                  1-2578                           (4)(2)
 September 29, 1999            1-2578                           (4)(2)
 April 1, 2000                 1-2578                           (4)(2)(a)
 April 1, 2000                 1-2578                           (4)(2)(b)
 June 1, 2001                  1-2578

     (B) 4-2    --  General Mortgage Indenture and Deed of Trust dated as of
                    January 1, 1998 between OE and the Bank of New York, as Trustee. (Registration No. 333-05277, Exhibit 4(g))

         10-1   --  Administration Agreement between the CAPCO Group dated as of
                    September 14,  1967.  (Registration  No. 2-43102,
                    Exhibit 5(c)(2)

         10-2   --  Amendment  No. 1  dated  January 4,  1974 to  Administration
                    Agreement  between  the CAPCO  Group dated as of
                    September 14, 1967. (Registration No. 2-68906, Exhibit 5(c)
                    (3))

         10-3   --  Transmission  Facilities  Agreement  between  the CAPCO
                    Group dated as of  September 14,  1967.  (Registration
                    No. 2-43102, Exhibit 5(c)(3))

         10-4   --  Amendment  No. 1 dated as of January 1,  1993 to
                    Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K, Exhibit
                    10-4)

         10-5   --  Agreement for the Termination or  Construction of Certain
                    Agreements  effective  September 1,  1980 among the
                    CAPCO Group. (Registration No. 2-68906, Exhibit 10-4)

         10-6   --  Amendment  dated  as of  December 23,  1993 to  Agreement for the  Termination  or  Construction  of  Certain
                    Agreements effective September 1, 1980 among the CAPCO
                    Group. (1993 Form 10-K, Exhibit 10-6)

         10-7   --  CAPCO Basic Operating Agreement, as amended September 1,
                    1980. (Registration No. 2-68906, Exhibit 10-5)

         10-8   --  Amendment No. 1 dated August 1, 1981, and Amendment
                    No. 2 dated September 1, 1982 to CAPCO Basic Operating
                    Agreement, as amended September 1, 1980. (September 30,
                    1981 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K,
                    Exhibit 19-3, respectively)

         10-9   --  Amendment No. 3 dated July 1, 1984 to CAPCO Basic Operating
                    Agreement,  as amended  September 1,  1980. (1985
                    Form 10-K, Exhibit 10-7)

         10-10  --  Basic  Operating  Agreement  between  the  CAPCO  Companies as  amended  October 1,  1991.  (1991  Form 10-K,
                    Exhibit 10-8)

         10-11  --  Basic  Operating  Agreement  between  the  CAPCO  Companies as  amended  January 1,  1993.  (1993  Form 10-K,
                    Exhibit 10-11)

         10-12  --  Memorandum  of  Agreement  effective  as  of  September 1,
                    1980  among  the  CAPCO  Group.  (1982  Form 10-K,
                    Exhibit 19-2)

         10-13  --  Operating Agreement for Beaver Valley Power Station
                    Units Nos. 1 and 2 as Amended and Restated September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 10-15)

         10-14  --  Construction  Agreement  with  respect to Perry Plant between the CAPCO Group dated as of July 22, 1974. (Registration No. 2-52251 of Toledo Edison Company,
                    Exhibit 5(yy))

         10-15  --  Amendment  No. 3 dated as of October 31,  1980 to the Bond
                    Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 10-16)

         10-16  --  Amendment No. 4 dated as of July 1, 1985 to the Bond
                    Guaranty dated as October 1, 1973, as amended, by the CAPCO Companies to National City Bank as Bond Trustee. (1985 Form 10-K, Exhibit 10-30)

         10-17  --  Amendment No. 5 dated as of May 1,  1986, to the Bond
                    Guaranty by the CAPCO Companies to National City Bank as Bond Trustee. (1986 Form 10-K, Exhibit 10-33)

         10-18  --  Amendment No. 6A dated as of December 1, 1991, to the Bond Guaranty dated as of October 1, 1973, by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-33)

         10-19  --  Amendment No. 6B dated as of December 30, 1991, to the Bond Guaranty dated as of October 1, 1973 by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-34)

         10-20  --  Bond Guaranty dated as of December 1, 1991, by The
                    Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35)

         10-21  --  Memorandum of Understanding dated March 31, 1985 among the
                    CAPCO Companies. (1985 Form 10-K, Exhibit 10-35)

     (C) 10-22  --  Ohio Edison System Executive Supplemental Life Insurance
                    Plan. (1995 Form 10-K, Exhibit 10-44)

     (C) 10-23  --  Ohio Edison System Executive Incentive Compensation Plan.
                    (1995 Form 10-K, Exhibit 10-45.)

     (C) 10-24  --  Ohio Edison System Restated and Amended Executive Deferred
                    Compensation Plan. (1995 Form 10-K, Exhibit 10-46.)

     (C) 10-25  --  Ohio  Edison  System  Restated  and  Amended   Supplemental
                    Executive   Retirement  Plan.  (1995  Form 10-K,
                    Exhibit 10-47.)

     (C) 10-26  --  Severance pay agreement between Ohio Edison Company and W.
                    R. Holland. (1995 Form 10-K, Exhibit 10-48.)

     (C) 10-27  --  Severance pay agreement between Ohio Edison Company and H.
                    P. Burg. (1995 Form 10-K, Exhibit 10-49.)

     (C) 10-28  --  Severance pay agreement between Ohio Edison Company and A.
                    J. Alexander. (1995 Form 10-K, Exhibit 10-50.)

     (C) 10-29  --  Severance pay agreement between Ohio Edison Company and J.
                    A. Gill. (1995 Form 10K, Exhibit 10-51.)

     (D) 10-30  --  Participation Agreement dated as of March 16,
                    1987 among Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-1.)

     (D) 10-31  --  Amendment No. 1 dated as of September 1, 1987 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in
                    Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company (now The Bank of New York), as Indenture Trustee, and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-46.)

     (D) 10-32  --  Amendment No. 3 dated as of May 16, 1988 to
                    Participation Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-47.)

     (D) 10-33  --  Amendment No. 4 dated as of November 1, 1991 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-47.)

     (D) 10-34  --  Amendment No. 5 dated as of November 24, 1992 to Participation Agreement dated as of March 16, 1987, as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company as Lessee. (1992 Form 10-K, Exhibit 10-49.)

     (D) 10-35  --  Amendment No. 6 dated as of January 12, 1993 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-50.)

     (D) 10-36  --  Amendment No. 7 dated as of October 12, 1994 to Participation Agreement dated as of March 16, 1987 as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-54.)

     (D) 10-37  --  Facility Lease dated as of March 16, 1987
                    between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1986 Form 10-K, Exhibit 28-2.)

     (D) 10-38  --  Amendment No. 1 dated as of September 1,  1987 to Facility
                    Lease dated as of March 16, 1997 between The First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                    Exhibit 10-49.)

     (D) 10-39  --  Amendment No. 2 dated as of November 1,  1991, to Facility
                    Lease dated as of March 16, 1987, between The First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                    Exhibit 10-50.)

     (D) 10-40  --  Amendment No. 3 dated as of November 24, 1992 to Facility Lease dated as March 16, 1987 as amended, between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited partnership, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-54.)

     (D) 10-41  --  Amendment No. 4 dated as of January 12, 1993 to Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited
                    Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-59.)

     (D) 10-42  --  Amendment No. 5 dated as of October 12, 1994 to Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited
                    Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-60.)

     (D) 10-43  --  Letter Agreement dated as of March 19, 1987 between Ohio Edison Company, Lessee, and The First National Bank of Boston, Owner Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-3.)

     (D) 10-44  --  Ground Lease dated as of March 16, 1987
                    between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with the Owner Participant, Tenant. (1986 Form 10-K, Exhibit 28-4.)

     (D) 10-45  --  Trust Agreement dated as of March 16, 1987
                    between Perry One Alpha Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K, Exhibit 28-5.)

     (D) 10-46  --  Trust Indenture, Mortgage, Security Agreement
                    and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-6.)

     (D) 10-47  --  Supplemental Indenture No. 1 dated as of
                    September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee and Irving Trust Company (now The Bank of New York), as Indenture Trustee. (1991 Form 10-K, Exhibit 10-55.)

     (D) 10-48  --  Supplemental Indenture No. 2 dated as of
                    November 1, 1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-56.)

     (D) 10-49  --  Tax Indemnification Agreement dated as of
                    March 16, 1987 between Perry One, Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-7.)

     (D) 10-50  --  Amendment No. 1 dated as of November 1, 1991 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1991 Form 10-K,
                    Exhibit 10-58.)

     (D) 10-51  --  Amendment No. 2 dated as of January 12, 1993 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1994 Form 10-K,
                    Exhibit 10-69.)

     (D) 10-52  --  Amendment No. 3 dated as of October 12, 1994 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1994 Form 10-K,
                    Exhibit 10-70.)

     (D) 10-53  --  Partial Mortgage Release dated as of March 19,
                    1987 under the Indenture between Ohio Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August 1930. (1986 Form 10-K, Exhibit 28-8.)

     (D) 10-54  --  Assignment, Assumption and Further Agreement
                    dated as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-9.)

     (D) 10-55  --  Additional Support Agreement dated as of March
                    16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited
                    Partnership, and Ohio Edison Company. (1986 Form 10-K,
                    Exhibit 28-10.)

     (D) 10-56  --  Bill of Sale, Instrument of Transfer and
                    Severance Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership. (1986 Form 10-K, Exhibit 28-11.)

     (D) 10-57  --  Easement dated as of March 16, 1987 from Ohio
                    Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Grantee. (1986 Form 10-K, File Exhibit 28-12.)

         10-58  --  Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, as Exhibit 28-13.)

         10-59  --  Amendment No. 1 dated as of September 1, 1987 to
                    Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, The Original Loan Participants Listed in Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-65.)

         10-60  --  Amendment No. 4 dated as of November 1, 1991, to
                    Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991
                    Form 10-K, Exhibit 10-66.)

         10-61  --  Amendment No. 5 dated as of November 24, 1992 to
                    Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNNP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-71.)

         10-62  --  Amendment No. 6 dated as of January 12, 1993 to
                    Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-80.)

         10-63  --  Amendment No. 7 dated as of October 12, 1994 to
                    Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-81.)

         10-64  --  Facility Lease dated as of March 16, 1987 between
                    The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, Lessor, and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-14.)

         10-65  --  Amendment No. 1 dated as of September 1,  1987 to Facility
                    Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                    Exhibit 10-68.)

         10-66  --  Amendment  No. 2 dated as of November 1,  1991 to Facility
                    Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                    Exhibit 10-69.)

         10-67  --  Amendment No. 3 dated as of November 24, 1992 to
                    Facility Lease dated as of March 16, 1987, as amended, between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-75.)

         10-68  --  Amendment No. 4 dated as of January 12, 1993 to
                    Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-76.)

         10-69  --  Amendment No. 5 dated as of October 12, 1994 to
                    Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-87.)

         10-70  --  Letter Agreement dated as of March 19, 1987 between
                    Ohio Edison Company, as Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-15.)

         10-71  --  Ground Lease dated as of March 16, 1987 between Ohio
                    Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Tenant. (1986 Form 10-K,
                    Exhibit 28-16.)

         10-72  --  Trust Agreement dated as of March 16, 1987 between
                    Security Pacific Capital Leasing Corporation, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K, Exhibit 28-17.)

         10-73  --  Trust Indenture, Mortgage, Security Agreement and
                    Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Irving Trust Company, as Indenture Trustee.
                    (1986 Form 10-K, Exhibit 28-18.)

         10-74  --  Supplemental Indenture No. 1 dated as of September
                    1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and Irving Trust Company (now The Bank of New York), as Indenture Trustee. (1991 Form 10-K, Exhibit 10-74.)

         10-75  --  Supplemental Indenture No. 2 dated as of November 1,
                    1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-75.)

         10-76  --  Tax Indemnification Agreement dated as of March 16,
                    1987 between Security Pacific Capital Leasing
                    Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-19.)

         10-77  --  Amendment No. 1 dated as of November 1, 1991 to Tax
                    Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-77.)

         10-78  --  Amendment No. 2 dated as of January 12, 1993 to Tax
                    Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-96.)

         10-79  --  Amendment No. 3 dated as of October 12, 1994 to Tax
                    Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-97.)

         10-80  --  Assignment, Assumption and Further Agreement dated as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-20.)

         10-81  --  Additional Support Agreement dated as of March 16,
                    1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Ohio Edison Company. (1986 Form 10-K,
                    Exhibit 28-21.)

         10-82  --  Bill of Sale, Instrument of Transfer and Severance
                    Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Buyer. (1986 Form 10-K, Exhibit 28-22.)

         10-83  --  Easement dated as of March 16, 1987 from Ohio Edison
                    Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Grantee. (1986 Form 10-K, Exhibit 28-23.)

         10-84  --  Refinancing Agreement dated as of November 1, 1991 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-82.)

         10-85  --  Refinancing Agreement dated as of November 1, 1991 among Security Pacific Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-83.)

         10-86  --  Ohio Edison Company Master Decommissioning Trust
                    Agreement for Perry Nuclear Power Plant Unit One, Perry Nuclear Power Plant Unit Two, Beaver Valley Power Station Unit One and Beaver Valley Power Station Unit Two dated July 1, 1993. (1993 Form 10-K, Exhibit 10-94.)

         10-87  --  Nuclear Fuel Lease dated as of March 31, 1989,
                    between OES Fuel, Incorporated, as Lessor, and Ohio Edison Company, as Lessee. (1989 Form 10-K, Exhibit 10-62.)

         10-88  --  Receivables Purchase Agreement dated as November 28,
                    1989, as amended and restated as of April 23, 1993, between OES Capital, Incorporated, Corporate Asset Funding Company, Inc. and Citicorp North America, Inc. (1994 Form 10-K, Exhibit 10-106.)

         10-89  --  Guarantee  Agreement  entered into by Ohio Edison  Company dated as of  January 17,  1991.  (1990  Form 10-K,
                    Exhibit 10-64.)

         10-90  --  Transfer and Assignment Agreement among Ohio Edison
                    Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1990 Form 10-K, Exhibit 10-65.)

         10-91  --  Renunciation of Payments and Assignment among Ohio
                    Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-66.)

         10-92  --  Transfer and Assignment Agreement dated May 20, 1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K,
                    Exhibit 10-110.)

         10-93  --  Renunciation of Payments and Assignment among Ohio
                    Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-111.)

         10-94  --  Transfer and Assignment Agreement dated October 12,
                    1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K, Exhibit 10-112.)

         10-95  --  Renunciation of Payments and Assignment among Ohio
                    Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit 10-113.)

     (E) 10-96  --  Participation Agreement dated as of September
                    15, 1987, among Beaver Valley Two Pi Limited
                    Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company as Lessee. (1987 Form 10-K, Exhibit 28-1.)

     (E) 10-97  --  Amendment No. 1 dated as of February 1, 1988, to Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-2.)

     (E) 10-98  --  Amendment No. 3 dated as of March 16, 1988 to
                    Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-99.)

     (E) 10-99  --  Amendment No. 4 dated as of November 5, 1992 to Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

     (E) 10-100 --  Amendment No. 5 dated as of September 30,
                    1994 to Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-118.)

     (E) 10-101 --  Facility Lease dated as of September 15,
                    1987, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-3.)

     (E) 10-102 --  Amendment No. 1 dated as of February 1, 1988, to Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-4.)

     (E) 10-103 --  Amendment No. 2 dated as of November 5, 1992, to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-103.)

     (E) 10-104 --  Amendment No. 3 dated as of September 30,
                    1994 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-122.)

     (E) 10-105 --  Ground Lease and Easement Agreement dated as of September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, Tenant. (1987 Form 10-K, Exhibit 28-5.)

     (E) 10-106 --  Trust Agreement dated as of September 15,
                    1987, between Beaver Valley Two Pi Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K, Exhibit 28-6.)

     (E) 10-107 --  Trust Indenture, Mortgage, Security Agreement
                    and Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-7.)

     (E) 10-108 --  Supplemental Indenture No. 1 dated as of
                    February 1, 1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Beaver Valley Two Pi Limited Partnership and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-8.)

     (E) 10-109 --  Tax Indemnification Agreement dated as of
                    September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                    Exhibit 28-9.)

     (E) 10-110 --  Amendment No. 1 dated as of November 5, 1992 to Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-128.)

     (E) 10-111 --  Amendment No. 2 dated as of September 30,
                    1994 to Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K,
                    Exhibit 10-129.)

     (E) 10-112 --  Tax Indemnification Agreement dated as of
                    September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-10.)

     (E) 10-113 --  Amendment No. 1 dated as of November 5, 1992 to Tax Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-131.)

     (E) 10-114 --  Amendment No. 2 dated as of September 30,
                    1994 to Tax Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-132.)

     (E) 10-115 --  Assignment, Assumption and Further Agreement
                    dated as of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-11.)

     (E) 10-116 --  Additional Support Agreement dated as of
                    September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-12.)

     (F) 10-117 --  Participation Agreement dated as of September
                    15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-13.)

     (F) 10-118 --  Amendment No. 1 dated as of February 1, 1988, to Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in
                    Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-14.)

     (F) 10-119 --  Amendment No. 3 dated as of March 16, 1988 to
                    Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

     (F) 10-120 --  Amendment No. 4 dated as of November 5, 1992 to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-115.)

     (F) 10-121 --  Amendment No. 5 dated as of January 12, 1993 to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-139.)

     (F) 10-122 --  Amendment No. 6 dated as of September 30,
                    1994 to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-140.)

     (F) 10-123 --  Facility Lease dated as of September 15,
                    1987, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-15.)

     (F) 10-124 --  Amendment No. 1 dated as of February 1, 1988, to Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K,
                    Exhibit 28-16.)

     (F) 10-125 --  Amendment No. 2 dated as of November 5, 1992 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-118.)

     (F) 10-126 --  Amendment No. 3 dated as of January 12, 1993 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-119.)

     (F) 10-127 --  Amendment No. 4 dated as of September 30,
                    1994 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-145.)

     (F) 10-128 --  Ground Lease and Easement Agreement dated as of September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, Tenant. (1987 Form 10-K, Exhibit 28-17.)

     (F) 10-129 --  Trust Agreement dated as of September 15,
                    1987, between Chrysler Consortium Corporation, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K, Exhibit 28-18.)

     (F) 10-130 --  Trust Indenture, Mortgage, Security Agreement
                    and Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee.
                    (1987 Form 10-K, Exhibit 28-19.)

     (F) 10-131 --  Supplemental Indenture No. 1 dated as of
                    February 1, 1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-20.)

     (F) 10-132 --  Tax Indemnification Agreement dated as of
                    September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-21.)

     (F) 10-133 --  Amendment No. 1 dated as of November 5, 1992 to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-151.)

     (F) 10-134 --  Amendment No. 2 dated as of January 12, 1993 to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-152.)

     (F) 10-135 --  Amendment No. 3 dated as of September 30,
                    1994 to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee.
                    (1994 Form 10-K, Exhibit 10-153.)

     (F) 10-136 --  Assignment, Assumption and Further Agreement
                    dated as of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-22.)

     (F) 10-137 --  Additional Support Agreement dated as of
                    September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, and Ohio Edison Company. (1987 Form 10-K,
                    Exhibit 28-23.)

         10-138 --  Operating Agreement dated March 10,  1987 with respect to
                    Perry Unit No. 1 between the CAPCO Companies.  (1987
                    Form 10-K, Exhibit 28-24.)

         10-139 --  Operating Agreement for Bruce Mansfield Units Nos.
                    1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-25.)

         10-140 --  Operating  Agreement  for W. H.  Sammis  Unit No. 7  dated as of September 1, 1971 by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-26.)

         10-141 --  OE-APS Power Interchange Agreement dated March 18,
                    1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The Potomac Edison Company. (1987 Form 10-K, Exhibit 28-27.)

         10-142 --  OE-PEPCO Power Supply Agreement dated March 18,
                    1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-28.)

         10-143 --  Supplement No. 1 dated as of April 28, 1987, to the
                    OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company, and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29.)

         10-144 --  APS-PEPCO Power Resale Agreement dated March 18,
                    1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K,
                    Exhibit 28-30.)

     (A) 12.2   --  Consolidated fixed charge ratios.

     (A) 13.1   --  OE 2002 Annual Report to Stockholders  (Only those portions expressly  incorporated by reference in this Form
                    10-K are to be deemed "filed" with the SEC.)

     (A) 21.1   --  List of Subsidiaries of the Registrant at December 31, 2002.

     (A) 23.1   --  Consent of Independent Accountants.

     (A) Provided herein in electronic format as an exhibit.

     (B) Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, OE has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of OE and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

     (C) Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

     (D) Substantially similar documents have been entered into relating to three additional Owner Participants.

     (E) Substantially similar documents have been entered into relating to five additional Owner Participants.

     (F) Substantially similar documents have been entered into relating to two additional Owner Participants.

         Note: Reports of OE on Forms 10-Q and 10-K are on file with the SEC under number 1-2578.

         Pursuant to Rule 14a - 3 (10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.


3.   Exhibits - Penn

         3-1    --  Amended and Restated Articles of Incorporation, as amended
                    March 15, 2002. (2001 Form 10-K, Exhibit 3-1)

         3-2    --  Amended and Restated By-Laws of Penn, as amended March 15,
                    2002. (2001 Form 10-K, Exhibit 3-2)

         4-1*   --  Indenture dated as of November 1,  1945, between Penn and
                    The First National Bank of the City of New York (now
                    Citibank,  N.A.), as Trustee, as supplemented and amended by
                    Supplemental  Indentures dated as of May 1, 1948,
                    March 1, 1950, February 1, 1952, October 1, 1957,
                    September 1,  1962, June 1, 1963, June 1, 1969, May 1, 1970,
                    April 1, 1971, October 1, 1971, May 1, 1972, December 1,
                    1974, October 1, 1975, September 1,  1976, April 15,
                    1978, June 28,  1979, January 1,  1980, June 1, 1981,
                    January 14,  1982, August 1,  1982,  December 15,  1982,
                    December 1, 1983, September 6,  1984, December 1, 1984, May
                    30, 1985, October 29, 1985, August 1, 1987, May 1,
                    1988, November 1, 1989, December 1,  1990, September 1,
                    1991, May 1, 1992, July 15, 1992, August 1, 1992, and
                    May 1,  1993,  July 1,  1993,  August 31,  1993,  September
                    1,  1993,  September 15,  1993,  October 1,  1993,
                    November 1,  1993,  and  August 1,  1994.  (Physically
                    filed and  designated  as  Exhibits 2(b)(1)-1  through
                    2(b)(1)-15  in  Registration  Statement  File  No. 2-60837;
                    as  Exhibits  2(b)(2),  2(b)(3),  and  2(b)(4) in
                    Registration  Statement  File  No. 2-68906;   as  Exhibit
                    4-2  in  Form 10-K  for  1981  File No. 1-3491;   as
                    Exhibit 19-1 in Form 10-K for 1982 File No. 1-3491;  as
                    Exhibit 19-1 in Form 10-K for 1983 File No. 1-3491; as
                    Exhibit 19-1 in Form 10-K for 1984 File No. 1-3491;  as
                    Exhibit 19-1 in Form 10-K for 1985 File No. 1-3491; as
                    Exhibit 19-1 in Form 10-K for 1987 File No. 1-3491;  as
                    Exhibit 19-1 in Form 10-K for 1988 File No. 1-3491; as
                    Exhibit 19 in Form 10-K for 1989  File No. 1-3491;  as
                    Exhibit 19  in Form 10-K for 1990  File No. 1-3491;  as
                    Exhibit 19 in Form 10-K for 1991 File No. 1-3491;  as
                    Exhibit 19-1 in Form 10-K for 1992  File No. 1-3491;  as
                    Exhibit 4-2 in Form 10-K for 1993 File No. 1-3491; and as
                    Exhibit 4-2 in Form 10-K for 1994 File No. 1-3491.)
        ----------
       * Pursuant to paragraph (b)(4)(iii) (A) of Item 601 of Regulation S-K, Penn has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of Penn, but hereby agrees to furnish to the Commission on request any such instruments.

         4-2    --  Supplemental  Indenture  dated as of September 1,  1995, between Penn and Citibank,  N.A., as Trustee.  (1995
                    Form 10-K, Exhibit 4-2.)

         4-3    --  Supplemental  Indenture  dated as of  June 1,  1997,
                    between  Penn and  Citibank,  N.A.,  as  Trustee.  (1997
                    Form 10-K, Exhibit 4-3.)

         4-4    --  Supplemental  Indenture  dated as of  June 1,  1998,
                    between  Penn and  Citibank,  N. A., as  Trustee.  (1998
                    Form 10-K, Exhibit 4-4.)

         4-5    --  Supplemental  Indenture dated as of September 29,  1999, between Penn and Citibank,  N.A., as Trustee.  (1999
                    Form 10-K, Exhibit 4-5.)

         4-6    --  Supplemental Indenture dated as of November 15,  1999, between Penn and Citibank, N.A., as Trustee. (1999 Form
                    10-K, Exhibit 4-6.)

         4-7    --  Supplemental Indenture dated as of June 1, 2001. (2001 Form
                    10-K, Exhibit 4-7)

         10-1   --  Administration Agreement between the CAPCO Group
                    dated as of September 14, 1967. (Registration Statement of Ohio Edison Company, File No. 2-43102, Exhibit
                    5(c)(2).)

         10-2   --  Amendment No. 1 dated January 4, 1974 to
                    Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement No.
                    2-68906, Exhibit 5 (c)(3).)

         10-3   --  Transmission Facilities Agreement between the CAPCO
                    Group dated as of September 14, 1967. (Registration
                    Statement of Ohio Edison Company, File No. 2-43102,
                    Exhibit 5 (c)(3).)

         10-4   --  Amendment  No. 1 dated as of January 1,  1993 to
                    Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K, Exhibit
                    10-4, Ohio Edison Company.)

         10-5   --  Agreement for the Termination or  Construction of Certain
                    Agreements  effective  September 1,  1980 among the
                    CAPCO Group. (Registration Statement No. 2-68906, Exhibit
                    10-4.)

         10-6   --  Amendment  dated  as of  December 23,  1993 to  Agreement for the  Termination  or  Construction  of  Certain
                    Agreements  effective  September 1,  1980 among the CAPCO
                    Group.  (1993 Form 10-K,  Exhibit 10-6,  Ohio Edison
                    Company.)

         10-7   --  CAPCO Basic Operating  Agreement,  as amended  September 1,
                    1980.  (Registration  Statement  No. 2-68906,  as
                    Exhibit 10-5.)

         10-8   --  Amendment No. 1 dated August 1, 1981 and Amendment
                    No. 2 dated September 1, 1982, to CAPCO Basic Operating
                    Agreement as amended September 1, 1980. (September 30,
                    1981 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K,
                    Exhibit 19-3, File No. 1-2578, of Ohio Edison Company.)

         10-9   --  Amendment No. 3 dated as of July 1, 1984, to CAPCO
                    Basic Operating Agreement as amended September 1, 1980.
                    (1985 Form 10-K, Exhibit 10-7, File No. 1-2578, of Ohio
                    Edison Company.)

         10-10  --  Basic  Operating  Agreement  between  the  CAPCO  Companies as  amended  October 1,  1991.  (1991  Form 10-K,
                    Exhibit 10-8, File No. 1-2578, of Ohio Edison Company.)

         10-11  --  Basic  Operating  Agreement  between  the  CAPCO  Companies as  amended  January 1,  1993.  (1993  Form 10-K,
                    Exhibit 10-11, Ohio Edison.)

         10-12  --  Memorandum  of  Agreement  effective  as of  September 1,
                    1980,  among  the  CAPCO  Group.  (1991  Form 10-K,
                    Exhibit 19-2, Ohio Edison Company.)

         10-13  --  Operating Agreement for Beaver Valley Power Station
                    Units Nos. 1 and 2 as Amended and Restated September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 10-15, File No. 1-2578, of Ohio Edison Company.)

         10-14  --  Construction Agreement with respect to Perry Plant between the CAPCO Group dated as of July 22, 1974. (Registration Statement of Toledo Edison Company, File No. 2-52251, as Exhibit 5 (yy).)

         10-15  --  Memorandum of Understanding dated as of March 31,  1985, among the CAPCO Companies. (1985 Form 10-K, Exhibit 10-35, File No. 1-2578, Ohio Edison Company.)

     (B) 10-16  --  Ohio  Edison  System   Executive   Supplemental   Life
                    Insurance  Plan.   (1995   Form 10-K,   Exhibit 10-44,
                    File No. 1-2578, Ohio Edison Company.)

     (B) 10-17  --  Ohio Edison System Executive  Incentive  Compensation Plan.
                    (1995 Form 10-K,  Exhibit 10-45,  File No. 1-2578,
                    Ohio Edison Company.)

     (B) 10-18  --  Ohio Edison System Restated and Amended Executive Deferred
                    Compensation Plan. (1995 Form 10-K,  Exhibit 10-46,
                    File No. 1-2578, Ohio Edison Company.)

     (B) 10-19  --  Ohio  Edison  System  Restated  and  Amended   Supplemental
                    Executive   Retirement  Plan.  (1995  Form 10-K,
                    Exhibit 10-47, File No. 1-2578, Ohio Edison Company.)

         10-20  --  Operating  Agreement  for Perry Unit No. 1 dated  March 10,
                    1987, by and between the CAPCO  Companies.  (1987
                    Form 10-K, Exhibit 28-24, File No. 1-2578, Ohio Edison Company.)

         10-21  --  Operating Agreement for Bruce Mansfield Units Nos.
                    1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-25, File No. 1-2578, Ohio
                    Edison Company.)

         10-22  --  Operating  Agreement  for W. H.  Sammis Unit No. 7  dated as of  September 1,  1971,  by and between the CAPCO
                    Companies. (1987 Form 10-K, Exhibit 28-26, File No. 1-2578, Ohio Edison Company.)

         10-23  --  OE-APS Power Interchange Agreement dated March 18,
                    1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The Potomac Edison Company. (1987 Form 10-K, Exhibit 28-27, File No. 1-2578, of
                    Ohio Edison Company.)

         10-24  --  OE-PEPCO Power Supply Agreement dated March 18,
                    1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-28, File No. 1-2578, of Ohio Edison Company.)

         10-25  --  Supplement No. 1 dated as of April 28, 1987, to the
                    OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29, File No. 1-2578, of Ohio Edison Company.)

         10-26  --  APS-PEPCO Power Resale Agreement dated March 18,
                    1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K,
                    Exhibit 28-30, File No. 1-2578, of Ohio Edison
                    Company.)

         10-27  --  Pennsylvania Power Company Master Decommissioning
                    Trust Agreement for Beaver Valley Power Station and Perry Nuclear Power Plant dated as of April 21, 1995. (Quarter ended June 30, 1995 Form 10-Q, Exhibit 10, File No. 1-3491.)

         10-28  --  Nuclear Fuel Lease dated as of March 31, 1989,
                    between OES Fuel, Incorporated, as Lessor, and Pennsylvania Power Company, as Lessee. (1989 Form 10-K,
                    Exhibit 10-39, File No. 1-3491.)

     (A) 12.5   --  Fixed Charge Ratios

     (A) 13.4   --  Penn 2002 Annual Report to  Stockholders.  (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)

     (A) 23.2   --  Consent of Independent Accountants.

     (A) Provided herein in electronic format as an exhibit.

     (B)        --  Management contract or compensatory plan contract or
                    arrangement filed pursuant to Item 601 of Regulation S-K.

                    Pursuant to Rule 14a-3(10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.

3.   Exhibits - Common Exhibits to CEI and TE

Exhibit
Number
-------

     2(a)       --  Agreement  and Plan of Merger  between  Ohio  Edison  and
                    Centerior  Energy  dated as of  September 13,  1996
                    (Exhibit (2)-1, Form S-4 File No. 333-21011, filed by
                    FirstEnergy).

     2(b)       --  Merger Agreement by and among Centerior Acquisition
                    Corp., FirstEnergy and Centerior (Exhibit (2)-3, Form
                    S-4 File No. 333-21011, filed by FirstEnergy).

     4(a)       --  Rights Agreement (Exhibit 4, June 25, 1996 Form 8-K, File
                    Nos. 1-9130, 1-2323 and 1-3583).

     4(b)(1)    --  Form of Note Indenture between Cleveland Electric,
                    Toledo Edison and The Chase Manhattan Bank, as Trustee dated as of June 13, 1997 (Exhibit 4(c), Form S-4 File
                    No. 333-35931, filed by Cleveland Electric and Toledo
                    Edison).

     4(b)(2)    --  Form of First Supplemental Note Indenture between
                    Cleveland Electric, Toledo Edison and The Chase
                    Manhattan Bank, as Trustee dated as of June 13, 1997
                    (Exhibit 4(d), Form S-4 File No. 333-35931, filed by
                    Cleveland Electric and Toledo Edison).

     10b(1)(a)  --  CAPCO Administration Agreement dated November 1,
                    1971, as of September 14, 1967, among the CAPCO Group members regarding the organization and procedures for implementing the objectives of the CAPCO Group (Exhibit 5(p), Amendment No. 1, File No. 2-42230, filed by Cleveland Electric).

     10b(1)(b)  --  Amendment No. 1, dated January 4, 1974, to CAPCO
                    Administration Agreement among the CAPCO Group members (Exhibit 5(c)(3), File No. 2-68906, filed by Ohio Edison).

     10b(2)     --  CAPCO Transmission Facilities Agreement dated
                    November 1, 1971, as of September 14, 1967, among the
                    CAPCO Group members regarding the installation, operation and maintenance of transmission facilities to carry out the objectives of the CAPCO Group (Exhibit
                    5(q), Amendment No. 1, File No. 2-42230, filed by
                    Cleveland Electric).

     10b(2)(1)  --  Amendment No. 1 to CAPCO Transmission Facilities
                    Agreement, dated December 23, 1993 and effective as of January 1, 1993, among the CAPCO Group members regarding requirements for payment of invoices at specified times, for payment of interest on non-timely paid invoices, for restricting adjustment of invoices after a four-year period, and for revising the method for computing the Investment Responsibility charge for use of a member's transmission facilities (Exhibit 10b(2)(1), 1993 Form 10-K, File Nos. 1-9130, 1-2323 and
                    1-3583).

     10b(3)     --  CAPCO Basic Operating Agreement As Amended January
                    1, 1993 among the CAPCO Group members regarding coordinated operation of the members' systems (Exhibit
                    10b(3), 1993 Form 10-K, File Nos. 1-9130, 1-2323 and
                    1-3583).

     10b(4)     --  Agreement for the Termination or Construction of
                    Certain Agreement By and Among the CAPCO Group members, dated December 23, 1993 and effective as of September
                    1, 1980 (Exhibit 10b(4), 1993 Form 10-K, File Nos.
                    1-9130, 1-2323 and 1-3583).

     10b(5)     --  Construction Agreement, dated July 22, 1974, among
                    the CAPCO Group members and relating to the Perry
                    Nuclear Plant (Exhibit 5 (yy), File No. 2-52251, filed by Toledo Edison).

     10b(6)     --  Contract, dated as of December 5, 1975, among the
                    CAPCO Group members for the construction of Beaver
                    Valley Unit No. 2 (Exhibit 5 (g), File No. 2-52996, filed by Cleveland Electric).

     10b(7)     --  Amendment No. 1, dated May 1, 1977, to Contract,
                    dated as of December 5, 1975, among the CAPCO Group members for the construction of Beaver Valley Unit No.
                    2 (Exhibit 5(d)(4), File No. 2-60109, filed by Ohio
                    Edison).

     10d(1)(a)  --  Form of Collateral Trust Indenture among CTC Beaver
                    Valley Funding Corporation, Cleveland Electric, Toledo Edison and Irving Trust Company, as Trustee (Exhibit 4(a), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(1)(b)  --  Form of Supplemental Indenture to Collateral Trust
                    Indenture constituting Exhibit 10d(1)(a) above, including form of Secured Lease Obligation bond (Exhibit 4(b), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(1)(c)  --  Form of Collateral Trust Indenture among Beaver
                    Valley II Funding Corporation, The Cleveland Electric Illuminating Company and The Toledo Edison Company and The Bank of New York, as Trustee (Exhibit (4)(a), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).

     10d(1)(d)  --  Form of Supplemental Indenture to Collateral Trust
                    Indenture constituting Exhibit 10d(1)(c) above, including form of Secured Lease Obligation Bond (Exhibit (4)(b), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).

     10d(2)(a)  --  Form of Collateral Trust Indenture among CTC
                    Mansfield Funding Corporation, Cleveland Electric, Toledo Edison and IBJ Schroder Bank & Trust Company, as Trustee (Exhibit 4(a), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

     10d(2)(b)  --  Form of Supplemental Indenture to Collateral Trust
                    Indenture constituting Exhibit 10d(2)(a) above, including forms of Secured Lease Obligation bonds (Exhibit 4(b), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

     10d(3)(a)  --  Form of Facility Lease dated as of September 15,
                    1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the limited partnership Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessee (Exhibit 4(c), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(3)(b)  --  Form of Amendment No. 1 to Facility Lease
                    constituting Exhibit 10d(3)(a) above (Exhibit 4(e), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(4)(a)  --  Form of Facility Lease dated as of September 15,
                    1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the corporate Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessees (Exhibit 4(d), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(4)(b)  --  Form of Amendment No. 1 to Facility Lease
                    constituting Exhibit 10d(4)(a) above (Exhibit 4(f), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(5)(a)  --  Form of Facility Lease dated as of September 30,
                    1987 between Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessees (Exhibit 4(c), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

     10d(5)(b)  --  Form  of  Amendment  No. 1  to  the  Facility  Lease
                    constituting   Exhibit 10d(5)(a)   above  (Exhibit 4(f),
                    File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

     10d(6)(a)  --  Form of Participation Agreement dated as of
                    September 15, 1987 among the limited partnership Owner Participant named therein, the Original Loan Participants listed in Schedule 1 thereto, as Original Loan Participants, CTC Beaver Valley Fund Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(a), File No. 33-18755, filed by Cleveland Electric And Toledo Edison).

     10d(6)(b)  --  Form of Amendment No. 1 to Participation Agreement
                    constituting Exhibit 10d(6)(a) above (Exhibit 28(c), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(7)(a)  --  Form of Participation Agreement dated as of
                    September 15, 1987 among the corporate Owner
                    Participant named therein, the Original Loan
                    Participants listed in Schedule 1 thereto, as Owner Loan Participants, CTC Beaver Valley Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(b), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(7)(b)  --  Form of Amendment No. 1 to Participation Agreement
                    constituting Exhibit 10d(7)(a) above (Exhibit 28(d), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(8)(a)  --  Form of Participation Agreement dated as of
                    September 30, 1987 among the Owner Participant named therein, the Original Loan Participants listed in
                    Schedule II thereto, as Owner Loan Participants, CTC Mansfield Funding Corporation, Meridian Trust Company, as Owner Trustee, IBJ Schroder Bank & Trust Company, as Indenture Trustee, and Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(a), File No. 33-0128, filed by Cleveland Electric and Toledo Edison).

     10d(8)(b)  --  Form of Amendment No. 1 to the Participation
                    Agreement constituting Exhibit 10d(8)(a) above (Exhibit 28(b), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

     10d(9)     --  Form of Ground Lease dated as of September 15, 1987
                    between Toledo Edison, Ground Lessor, and The First
                    National Bank of Boston, as Owner Trustee under a Trust
                    Agreement dated as of September 15, 1987 with the Owner
                    Participant named therein, Tenant (Exhibit 28(e), File
                    No. 33-18755, filed by Cleveland Electric and Toledo
                    Edison).

     10d(10)    --  Form of Site Lease dated as of September 30, 1987
                    between Toledo Edison, Lessor, and Meridian Trust
                    Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Tenant (Exhibit 28(c), File No.
                    33-20128, filed by Cleveland Electric and Toledo
                    Edison).

     10d(11)    --  Form of Site Lease dated as of September 30, 1987
                    between Cleveland Electric, Lessor, and Meridian Trust
                    Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Tenant (Exhibit 28(d), File No.
                    33-20128, filed by Cleveland Electric and Toledo
                    Edison).

     10d(12)    --  Form of Amendment No. 1 to the Site Leases
                    constituting Exhibits 10d(10) and 10d(11) above
                    (Exhibit 4(f), File No. 33-20128, filed by Cleveland
                    Electric and Toledo Edison).

     10d(13)    --  Form of Assignment, Assumption and Further Agreement
                    dated as of September 15, 1987 among The First National
                    Bank of Boston, as Owner Trustee under a Trust
                    Agreement dated as of September 15, 1987 with the Owner
                    Participant named therein, Cleveland Electric,
                    Duquesne, Ohio Edison, Pennsylvania Power and Toledo
                    Edison (Exhibit 28(f), File No. 33-18755, filed by
                    Cleveland Electric and Toledo Edison).

     10d(14)    --  Form of Additional Support Agreement dated as of
                    September 15, 1987 between The First National Bank of
                    Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner Participant named therein, and Toledo Edison (Exhibit 28(g), File
                    No. 33-18755, filed by Cleveland Electric and Toledo
                    Edison).

     10d(15)    --  Form of Support Agreement dated as of September 30,
                    1987 between Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Toledo
                    Edison, Cleveland Electric, Duquesne, Ohio Edison and
                    Pennsylvania Power (Exhibit 28(e), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

     10d(16)    --  Form of Indenture, Bill of Sale, Instrument of
                    Transfer and Severance Agreement dated as of September
                    30, 1987 between Toledo Edison, Seller, and The First
                    National Bank of Boston, as Owner Trustee under a Trust
                    Agreement dated as of September 15, 1987 with the Owner
                    Participant named therein, Buyer (Exhibit 28(h), File
                    No. 33-18755, filed by Cleveland Electric and Toledo
                    Edison).

     10d(17)    --  Form of Bill of Sale, Instrument of Transfer and
                    Severance Agreement dated as of September 30, 1987 between Toledo Edison, Seller, and Meridian Trust
                    Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Buyer (Exhibit 28(f), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

     10d(18)    --  Form of Bill of Sale, Instrument of Transfer and
                    Severance Agreement dated as of September 30, 1987 between Cleveland Electric, Seller, and Meridian Trust
                    Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Buyer (Exhibit 28(g), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

     10d(19)    --  Forms of Refinancing Agreement, including exhibits
                    thereto, among the Owner Participant named therein, as Owner Participant, CTC Beaver Valley Funding
                    Corporation, as Funding Corporation, Beaver Valley II
                    Funding Corporation, as New Funding Corporation, The
                    Bank of New York, as Indenture Trustee, The Bank of New
                    York, as New Collateral Trust Trustee, and The
                    Cleveland Electric Illuminating Company and The Toledo
                    Edison Company, as Lessees (Exhibit (28)(e)(i), File
                    No. 33-46665, filed by Cleveland Electric and Toledo
                    Edison).

     10d(20)(a) --  Form of Amendment No. 2 to Facility Lease among
                    Citicorp Lescaman, Inc., Cleveland Electric and Toledo Edison (Exhibit 10(a), Form S-4 File No. 333-47651, filed by Cleveland Electric).

     10d(20)(b) --  Form of Amendment No. 3 to Facility Lease among
                    Citicorp Lescaman, Inc., Cleveland Electric and Toledo Edison (Exhibit 10(b), Form S-4 File No. 333-47651, filed by Cleveland Electric).

     10d(21)(a) --  Form of Amendment No. 2 to Facility Lease among US
                    West Financial Services, Inc., Cleveland Electric and Toledo Edison (Exhibit 10(c), Form S-4 File No. 333-47651, filed by Cleveland Electric).

     10d(21)(b) --  Form of Amendment No. 3 to Facility Lease among US
                    West Financial Services, Inc., Cleveland Electric and Toledo Edison (Exhibit 10(d), Form S-4 File No. 333-47651, filed by Cleveland Electric).

     10d(22)    --  Form of Amendment No. 2 to Facility Lease among
                    Midwest Power Company, Cleveland Electric and Toledo
                    Edison (Exhibit 10(e), Form S-4 File No. 333-47651, filed by Cleveland Electric).

     10e(1)     --  Centerior Energy Corporation Equity Compensation
                    Plan (Exhibit 99, Form S-8, File No. 33-59635).

3.   Exhibits - Cleveland Electric Illuminating (CEI)

     3a         --  Amended Articles of Incorporation of CEI, as amended,
                    effective  May 28,  1993  (Exhibit 3a,  1993 Form 10-K,
                    File No. 1-2323).

     3b         --  Regulations  of  CEI,  dated  April 29,  1981,  as  amended effective  October 1,  1988  and  April 24,  1990
                    (Exhibit 3b, 1990 Form 10-K, File No. 1-2323).

     3c         --  Amended and Restated Code of Regulations, dated March 15,
                    2002.

     (B)4b(1)   --  Mortgage and Deed of Trust between CEI and Guaranty
                    Trust Company of New York (now The Chase Manhattan Bank (National Association)), as Trustee, dated July 1, 1940 (Exhibit 7(a), File No. 2-4450).

                    Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

     4b(2)      --  July 1, 1940 (Exhibit 7(b), File No. 2-4450).
     4b(3)      --  August 18, 1944 (Exhibit 4(c), File No. 2-9887).
     4b(4)      --  December 1, 1947 (Exhibit 7(d), File No. 2-7306).
     4b(5)      --  September 1, 1950 (Exhibit 7(c), File No. 2-8587).
     4b(6)      --  June 1, 1951 (Exhibit 7(f), File No. 2-8994).
     4b(7)      --  May 1, 1954 (Exhibit 4(d), File No. 2-10830).
     4b(8)      --  March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
     4b(9)      --  April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
     4b(10)     --  December 20, 1967 (Exhibit 2(a)(4), File No. 2-30759).
     4b(11)     --  January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
     4b(12)     --  November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
     4b(13)     --  June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).
     4b(14)     --  November 15, 1970 (Exhibit 2(a)(4), File No. 2-38460).
     4b(15)     --  May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
     4b(16)     --  April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
     4b(17)     --  April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
     4b(18)     --  May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A, File No.
                    1-2323).
     4b(19)     --  February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10 K, File No.
                    1-2323).
     4b(20)     --  November 23, 1976 (Exhibit 2(a)(4), File No. 2-57375).
     4b(21)     --  July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
     4b(22)     --  September  7, 1977 (Exhibit 2(a)(5), File No. 2-67221).
     4b(23)     --  May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q, File No.
                    1-2323).
     4b(24)     --  September 1, 1979 (Exhibit 2(a), September 30, 1979 Form
                    10-Q, File No. 1-2323).
     4b(25)     --  April 1, 1980 (Exhibit 4(a)(2), September 30, 1980 Form
                    10-Q, File No. 1-2323).
     4b(26)     --  April 15, 1980 (Exhibit 4(b), September 30, 1980 Form 10-Q,
                    File No. 1-2323).
     4b(27)     --  May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1, File No.
                    2-67221).
     4b(28)     --  June 9, 1980 (Exhibit 4(d), September 30, 1980 Form 10-Q,
                    File No. 1-2323).
     4b(29)     --  December 1, 1980 (Exhibit 4(b)(29), 1980 Form 10-K, File No.
                    1-2323).
     4b(30)     --  July 28, 1981 (Exhibit 4(a), September 30, 1981, Form 10-Q,
                    File No. 1-2323).
     4b(31)     --  August 1, 1981 (Exhibit 4(b), September 30, 1981, Form 10-Q,
                    File No. 1-2323).
     4b(32)     --  March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1, File No.
                    2-76029).
     4b(33)     --  July 15, 1982 (Exhibit 4(a), September 30, 1982 Form 10-Q,
                    File No. 1-2323).
     4b(34)     --  September 1, 1982 (Exhibit 4(a)(1), September 30, 1982 Form
                    10-Q, File No. 1-2323).
     4b(35)     --  November 1, 1982 (Exhibit  (a)(2), September 30, 1982 Form
                    10-Q, File No. 1-2323).
     4b(36)     --  November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K, File
                    No. 1-2323).
     4b(37)     --  May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q, File
                    No. 1-2323).
     4b(38)     --  May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q, File No.
                    1-2323).
     4b(39)     --  May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K, File No.
                    1-2323).
     4b(40)     --  June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K, File No.
                    1-2323).
     4b(41)     --  September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K, File No.
                    1-2323).
     4b(42)     --  November 14, 1984 (Exhibit 4b(42), 1984 Form 10 K, File No.
                    1-2323).
     4b(43)     --  November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K, File No.
                    1-2323).
     4b(44)     --  April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K, File No.
                    1-2323).
     4b(45)     --  May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K, File No.
                    1-2323).
     4b(46)     --  August 1, 1985 (Exhibit 4, September 30, 1985 Form 10-Q,
                    File No. 1-2323).
     4b(47)     --  September 1, 1985 (Exhibit 4, September 30, 1985 Form 8-K,
                    File No. 1-2323).
     4b(48)     --  November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-K, File
                    No. 1-2323).
     4b(49)     --  April 15, 1986 (Exhibit 4, March 31, 1986 Form 10-Q, File
                    No. 1-2323).
     4b(50)     --  May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q, File
                    No. 1-2323).
     4b(51)     --  May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q, File
                    No. 1-2323).
     4b(52)     --  February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K, File No.
                    1-2323).
     4b(53)     --  October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q,
                    File No. 1-2323).
     4b(54)     --  February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K, File No.
                    1-2323).
     4b(55)     --  September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K, File No.
                    1-2323).
     4b(56)     --  May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
     4b(57)     --  June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-32724).
     4b(58)     --  October 15, 1989 (Exhibit 4(a)(2)(iii), File No. 33-32724).
     4b(59)     --  January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K, File No.
                    1-2323).
     4b(60)     --  June 1, 1990 (Exhibit 4(a). September 30, 1990 Form 10-Q,
                    File No. 1-2323).
     4b(61)     --  August 1, 1990 (Exhibit 4(b), September 30, 1990 Form 10-Q,
                    File No. 1-2323).
     4b(62)     --  May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q, File No.
                    1-2323).
     4b(63)     --  May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
     4b(64)     --  July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
     4b(65)     --  January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K, File No.
                    1-2323).
     4b(66)     --  February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K, File No.
                    1-2323).
     4b(67)     --  May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K, File No.
                    1-2323).
     4b(68)     --  June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K, File No.
                    1-2323).
     4b(69)     --  September 15, 1994 (Exhibit 4(a), September 30, 1994 Form
                    10-Q, File No. 1-2323).
     4b(70)     --  May 1, 1995 (Exhibit 4(a), September 30, 1995 Form 10-Q,
                    File No. 1-2323).
     4b(71)     --  May 2, 1995 (Exhibit 4(b), September 30, 1995 Form 10-Q,
                    File No. 1-2323).
     4b(72)     --  June 1, 1995 (Exhibit 4(c), September 30, 1995 Form 10-Q,
                    File No. 1-2323).
     4b(73)     --  July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K, File No.
                    1-2323).
     4b(74)     --  August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K, File No.
                    1-2323).
     4b(75)     --  June 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-35931,
                    filed by Cleveland Electric and Toledo Edison).
     4b(76)     --  October 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651,
                    filed by Cleveland Electric).
     4b(77)     --  June 1, 1998 (Exhibit 4b(77), Form S-4 File No. 333-72891).
     4b(78)     --  October 1, 1998 (Exhibit 4b(78), Form S-4 File No.
                    333-72891).
     4b(79)     --  October 1, 1998 (Exhibit 4b(79), Form S-4 File No.
                    333-72891).
     4b(80)     --  February 24, 1999 (Exhibit 4b(80), Form S-4 File No.
                    333-72891).
     4b(81)     --  September 29, 1999. (Exhibit 4b(81), 1999 Form 10-K,
                    File No. 1-2323).
     4b(82)     --  January 15, 2000. (Exhibit 4b(82), 1999 Form 10-K, File No.
                    1-2323).
  (A)4b(83)     --  May 15, 2002
  (A) 4b(84)    --  October 1, 2002

     4d         --  Form of Note  Indenture  between  Cleveland  Electric and
                    The Chase  Manhattan  Bank,  as Trustee  dated as of
                    October 24, 1997 (Exhibit 4(b), Form S-4 File No. 333-47651, filed by Cleveland Electric).

     4d(1)      --  Form of Supplemental Note Indenture between
                    Cleveland Electric and The Chase Manhattan Bank, as
                    Trustee dated as of October 24, 1997 (Exhibit 4(c),
                    Form S-4 File No. 333-47651, filed by Cleveland
                    Electric).

     10-1       --  Administration  Agreement  between the CAPCO  Group  dated as of  September 14,  1967.  (Registration  No. 2-43102,
                    Exhibit 5(c)(2).)

     10-2       --  Amendment  No. 1  dated  January 4,  1974  to
                    Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-68906,
                    Exhibit 5(c)(3).)

     10-3       --  Transmission  Facilities  Agreement  between  the  CAPCO
                    Group  dated  as  of  September 14,  1967.  (Registration
                    No. 2-43102, Exhibit 5(c)(3).)

     10-4       --  Amendment No. 1 dated as of January 1, 1993 to
                    Transmission Facilities Agreement between the CAPCO
                    Group dated as of September 14, 1967. (1993 Form 10-K,
                    Exhibit 10-4.)

     10-5       --  Agreement for the Termination or Construction of
                    Certain Agreements effective September 1, 1980, October
                    15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651,
                    filed by Cleveland Electric).

     (A)12.3    --  Consolidated fixed charge ratios.

     (A)13.2    --  CEI 2002 Annual Report to Stockholders. (Only those
                    portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

     (A)21.2    --  List of Subsidiaries of the Registrant at December 31, 2002.

     (A) Provided herein in electronic format as an exhibit.

     (B)        --  Pursuant to paragraph  (b)(4)(iii)(A)  of Item 601 of
                    Regulation S-K, CEI has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of CEI, but hereby agrees to furnish to the Commission on request any such instruments.

3.   Exhibits - Toledo Edison (TE)

Exhibit
Number
-------

     3a         --  Amended Articles of Incorporation of TE, as amended
                    effective  October 2,  1992  (Exhibit 3a,  1992 Form 10-K,
                    File No. 1-3583).

     3b         --  Amended and Restated Code of Regulations, dated March 15,
                    2002. (2001 Form 10-K, Exhibit 3b)

     (B)4b(1)   --  Indenture, dated as of April 1, 1947, between TE and
                    The Chase National Bank of the City of New York (now The Chase Manhattan Bank (National Association)) (Exhibit 2(b), File No. 2-26908).

     4b(2)      --  September 1, 1948 (Exhibit 2(d), File No. 2-26908).
     4b(3)      --  April 1, 1949 (Exhibit 2(e), File No. 2-26908).
     4b(4)      --  December 1, 1950 (Exhibit 2(f), File No. 2-26908).
     4b(5)      --  March 1, 1954 (Exhibit 2(g), File No. 2-26908).
     4b(6)      --  February 1, 1956 (Exhibit 2(h), File No. 2-26908).
     4b(7)      --  May 1, 1958 (Exhibit 5(g), File No. 2-59794).
     4b(8)      --  August 1, 1967 (Exhibit 2(c), File No. 2-26908).
     4b(9)      --  November 1, 1970 (Exhibit 2(c), File No. 2-38569).
     4b(10)     --  August 1, 1972 (Exhibit 2(c), File No. 2-44873).
     4b(11)     --  November 1, 1973 (Exhibit 2(c), File No. 2-49428).
     4b(12)     --  July 1, 1974 (Exhibit 2(c), File No. 2-51429).
     4b(13)     --  October 1, 1975 (Exhibit 2(c), File No. 2-54627).
     4b(14)     --  June 1, 1976 (Exhibit 2(c), File No. 2-56396).
     4b(15)     --  October 1, 1978 (Exhibit 2(c), File No. 2-62568).
     4b(16)     --  September 1, 1979 (Exhibit 2(c), File No. 2-65350).
     4b(17)     --  September 1, 1980 (Exhibit 4(s), File No. 2-69190).
     4b(18)     --  October 1, 1980 (Exhibit 4(c), File No. 2-69190).
     4b(19)     --  April 1, 1981 (Exhibit 4(c), File No. 2-71580).
     4b(20)     --  November 1, 1981 (Exhibit 4(c), File No. 2-74485).
     4b(21)     --  June 1, 1982 (Exhibit 4(c), File No. 2-77763).
     4b(22)     --  September 1, 1982 (Exhibit 4(x), File No. 2-87323).
     4b(23)     --  April 1, 1983 (Exhibit 4(c), March 31, 1983, Form 10-Q,
                    File No. 1-3583).
     4b(24)     --  December 1, 1983 (Exhibit 4(x), 1983 Form 10-K, File No.
                    1-3583).
     4b(25)     --  April 1, 1984 (Exhibit 4(c), File No. 2-90059).
     4b(26)     --  October 15, 1984 (Exhibit 4(z), 1984 Form 10-K, File No.
                    1-3583).
     4b(27)     --  October 15, 1984 (Exhibit 4(aa), 1984 Form 10-K, File No.
                    1-3583).
     4b(28)     --  August 1, 1985 (Exhibit 4(dd), File No. 33-1689).
     4b(29)     --  August 1, 1985 (Exhibit 4(ee), File No. 33-1689).
     4b(30)     --  December 1, 1985 (Exhibit 4(c), File No. 33-1689).
     4b(31)     --  March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K, File No.
                    1-3583).
     4b(32)     --  October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q,
                    File No. 1-3583).
     4b(33)     --  September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K, File
                    No. 1-3583).
     4b(34)     --  June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K, File No.
                    1-3583).
     4b(35)     --  October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K, File No.
                    1-3583).
     4b(36)     --  May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q, File No.
                    1-3583).
     4b(37)     --  March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q, File
                    No. 1-3583).
     4b(38)     --  May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).
     4b(39)     --  August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K, File No.
                    1-3583).
     4b(40)     --  October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K, File No.
                    1-3583).
     4b(41)     --  January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K, File No.
                    1-3583).
     4b(42)     --  September 15, 1994 (Exhibit 4(b), September 30, 1994 Form
                    10-Q, File No. 1-3583).
     4b(43)     --  May 1, 1995 (Exhibit 4(d), September 30, 1995 Form 10-Q,
                    File No. 1-3583).
     4b(44)     --  June 1, 1995 (Exhibit 4(e), September 30, 1995 Form 10-Q,
                    File No. 1-3583).
     4b(45)     --  July 14, 1995 (Exhibit 4(f), September 30, 1995 Form 10-Q,
                    File No. 1-3583).
     4b(46)     --  July 15, 1995 (Exhibit 4(g), September 30, 1995 Form 10-Q,
                    File No. 1-3583).
     4b(47)     --  August 1, 1997 (Exhibit 4b(47), 1998 Form 10-K, File No.
                    1-3583).
     4b(48)     --  June 1, 1998 (Exhibit 4b (48), 1998 Form 10-K, File No.
                    1-3583).
     4b(49)     --  January 15, 2000 (Exhibit 4b(49), 1999 Form 10-K, File No.
                    1-3583).
     4b(50)     --  May 1, 2000 (Exhibit 4b(50), 2000 Form 10-K, File No.
                    1-3583).
     4b(51)     --  September 1, 2000
  (A)4b(52)     --  October 1, 2002

     (A)12.4    --  Consolidated fixed charge ratios.

     (A) 13.3   --  TE 2002 Annual  Report to  Stockholders.  (Only those
                    portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

     (A) 21.3   --  List of Subsidiaries of the Registrant at December 31, 2002.

     (A) Provided herein in electronic format as an exhibit.

     (B)        --  Pursuant to paragraph  (b)(4)(iii)(A)  of Item 601 of
                    Regulation S-K, TE has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of TE, but hereby agrees to furnish to the Commission on request any such instruments.

3.   Exhibits - Combined Exhibits for JCP&L, Met-Ed and Penelec

Exhibit
Number
-------

     3-A        --  Restated  Certificate of  Incorporation  of JCP&L, as
                    amended - Incorporated by reference to Exhibit 3-A, 1990
                    Annual Report on Form 10-K, SEC File No. 1-3141.

     3-A-1      --  Certificate  of  Amendment  to  Restated  Certificate  of
                    Incorporation  of  JCP&L,  dated  June  19,  1992 -
                    Incorporated by reference to Exhibit A-2(a), Certificate
                    Pursuant to Rule 24, SEC File No. 70-7949.

     3-A-2      --  Certificate  of  Amendment  to  Restated  Certificate  of
                    Incorporation  of  JCP&L,  dated  June  19,  1992 -
                    Incorporated by reference to Exhibit A-2(a)(i), Certificate
                    Pursuant to Rule 24, SEC File No. 70-7949.

     3-B        --  By-Laws of JCP&L,  as amended May 25, 1993 -  Incorporated by reference to Exhibit 3-B, 1993 Annual Report on
                    Form 10-K, SEC File No. 1-3141.

     3-C        --  Restated Articles of Incorporation of Met-Ed,  dated March
                    8, 1999 - Incorporated by reference to Exhibit 3-E,
                    1999 Annual Report on Form 10-K, SEC File No. 1-446.

     3-D        --  By-Laws of Met-Ed as amended May 16, 2000.

     3-E        --  Restated  Articles of  Incorporation  of Penelec,  dated
                    March 8, 1999 - Incorporated  by reference to Exhibit
                    3-G, 1999 Annual Report on Form 10-K, SEC File No. 1-3522.

     3-F        --  By-Laws of Penelec as amended May 16, 2000.

     4-A        --  Indenture of JCP&L, dated March 1, 1946, between
                    JCP&L and United States Trust Company of New York,
                    Successor Trustee, as amended and supplemented by eight supplemental indentures dated December 1, 1948 through June 1, 1960 - Incorporated by reference to JCP&L's
                    Instruments of Indebtedness Nos. 1 to 7, inclusive, and
                    9 and 10 filed as part of Amendment No. 1 to 1959
                    Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

     4-A-1      --  Ninth  Supplemental  Indenture of JCP&L,  dated November 1,
                    1962 -  Incorporated  by reference to Exhibit 2-C,
                    Registration No. 2-20732.

     4-A-2      --  Tenth  Supplemental  Indenture of JCP&L,  dated  October 1,
                    1963 -  Incorporated  by reference to Exhibit 2-C,
                    Registration No. 2-21645.

     4-A-3      --  Eleventh Supplemental  Indenture of JCP&L, dated October 1,
                    1964 - Incorporated by reference to Exhibit 5-A-3,
                    Registration No. 2-59785.

     4-A-4      --  Twelfth Supplemental  Indenture of JCP&L, dated November 1,
                    1965 - Incorporated by reference to Exhibit 5-A-4,
                    Registration No. 2-59785.

     4-A-5      --  Thirteenth  Supplemental  Indenture of JCP&L, dated August
                    1, 1966 - Incorporated by reference to Exhibit 4-C,
                    Registration No. 2-25124.

     4-A-6      --  Fourteenth  Supplemental  Indenture of JCP&L,  dated
                    September 1, 1967 - Incorporated by reference to Exhibit
                    5-A-6, Registration No. 2-59785.

     4-A-7      --  Fifteenth  Supplemental  Indenture  of JCP&L,  dated
                    October 1, 1968 -  Incorporated  by reference to Exhibit
                    5-A-7, Registration No. 2-59785.

     4-A-8      --  Sixteenth  Supplemental  Indenture  of JCP&L,  dated
                    October 1, 1969 -  Incorporated  by reference to Exhibit
                    5-A-8, Registration No. 2-59785.

     4-A-9      --  Seventeenth  Supplemental Indenture of JCP&L, dated June 1,
                    1970 - Incorporated by reference to Exhibit 5-A-9,
                    Registration No. 2-59785.

     4-A-10     --  Eighteenth  Supplemental  Indenture of JCP&L,  dated
                    December 1, 1970 -  Incorporated  by reference to Exhibit
                    5-A-10, Registration No. 2-59785.

     4-A-11     --  Nineteenth  Supplemental  Indenture of JCP&L,  dated
                    February 1, 1971 -  Incorporated  by reference to Exhibit
                    5-A-11, Registration No. 2-59785.

     4-A-12     --  Twentieth  Supplemental  Indenture of JCP&L,  dated
                    November 1, 1971 -  Incorporated  by reference to Exhibit
                    5-A-12, Registration No. 2-59875.

     4-A-13     --  Twenty-first  Supplemental  Indenture of JCP&L,  dated
                    August 1, 1972 -  Incorporated  by reference to Exhibit
                    5-A-13, Registration No. 2-59785.

     4-A-14     --  Twenty-second  Supplemental  Indenture of JCP&L,
                    dated August 1, 1973 - Incorporated  by reference to Exhibit
                    5-A-14, Registration No. 2-59785.

     4-A-15     --  Twenty-third  Supplemental  Indenture of JCP&L,  dated
                    October 1, 1973 - Incorporated  by reference to Exhibit
                    5-A-15, Registration No. 2-59785.

     4-A-16     --  Twenty-fourth  Supplemental  Indenture of JCP&L, dated
                    December 1, 1973 - Incorporated by reference to Exhibit
                    5-A-16, Registration No. 2-59785.

     4-A-17     --  Twenty-fifth  Supplemental  Indenture of JCP&L,  dated
                    November 1, 1974 - Incorporated by reference to Exhibit
                    5-A-17, Registration No. 2-59785.

     4-A-18     --  Twenty-sixth  Supplemental  Indenture  of JCP&L,  dated
                    March 1, 1975 -  Incorporated  by reference to Exhibit
                    5-A-18, Registration No. 2-59785.

     4-A-19     --  Twenty-seventh  Supplemental  Indenture of JCP&L,  dated
                    July 1, 1975 -  Incorporated  by reference to Exhibit
                    5-A-19, Registration No. 2-59785.

     4-A-20     --  Twenty-eighth  Supplemental  Indenture of JCP&L,  dated
                    October 1, 1975 - Incorporated by reference to Exhibit
                    5-A-20, Registration No. 2-59785.

     4-A-21     --  Twenty-ninth  Supplemental  Indenture of JCP&L,  dated
                    February 1, 1976 - Incorporated by reference to Exhibit
                    5-A-21, Registration No. 2-59785.

     4-A-22     --  Supplemental  Indenture No. 29A of JCP&L,  dated May 31,
                    1976 - Incorporated  by reference to Exhibit  5-A-22,
                    Registration No. 2-59785.

     4-A-23     --  Thirtieth  Supplemental  Indenture of JCP&L, dated June 1,
                    1976 - Incorporated by reference to Exhibit 5-A-23,
                    Registration No. 2-59785.

     4-A-24     --  Thirty-first  Supplemental  Indenture  of JCP&L,  dated May
                    1, 1977 -  Incorporated  by  reference  to Exhibit
                    5-A-24, Registration No. 2-59785.

     4-A-25     --  Thirty-second  Supplemental  Indenture of JCP&L, dated
                    January 20, 1978 - Incorporated by reference to Exhibit
                    5-A-25, Registration No. 2-60438.

     4-A-26     --  Thirty-third  Supplemental  Indenture of JCP&L,  dated
                    January 1, 1979 - Incorporated  by reference to Exhibit
                    A-20(b), Certificate Pursuant to Rule 24, SEC File No.
                    70-6242.

     4-A-27     --  Thirty-fourth  Supplemental  Indenture  of JCP&L,  dated
                    June 1, 1979 -  Incorporated  by reference to Exhibit
                    A-28, Certificate Pursuant to Rule 24, SEC File No. 70-6290.

     4-A-28     --  Thirty-sixth  Supplemental  Indenture of JCP&L,  dated
                    October 1, 1979 - Incorporated  by reference to Exhibit
                    A-30, Certificate Pursuant to Rule 24, SEC File No. 70-6354.

     4-A-29     --  Thirty-seventh  Supplemental  Indenture  of JCP&L,  dated
                    September  1, 1984 -  Incorporated  by reference to
                    Exhibit A-1(cc), Certificate Pursuant to Rule 24, SEC File
                    No. 70-7001.

     4-A-30     --  Thirty-eighth  Supplemental  Indenture  of JCP&L,  dated
                    July 1, 1985 -  Incorporated  by reference to Exhibit
                    A-1(dd), Certificate Pursuant to Rule 24, SEC File No.
                    70-7109.

     4-A-31     --  Thirty-ninth  Supplemental  Indenture  of JCP&L,  dated
                     April 1, 1988 -  Incorporated  by reference to Exhibit
                    A-1(a), Certificate Pursuant to Rule 24, SEC File No.
                    70-7263.

     4-A-32     --  Fortieth Supplemental  Indenture of JCP&L, dated June 14,
                    1988 - Incorporated by reference to Exhibit A-1(ff),
                    Certificate Pursuant to Rule 24, SEC File No. 70-7603.

     4-A-33     --  Forty-first  Supplemental  Indenture  of JCP&L,  dated April
                    1, 1989 -  Incorporated  by  reference to Exhibit
                    A-1(gg), Certificate Pursuant to Rule 24, SEC File No.
                    70-7603.

     4-A-34     --  Forty-second  Supplemental  Indenture  of JCP&L,  dated July
                    1, 1989 -  Incorporated  by  reference to Exhibit
                    A-1(hh), Certificate Pursuant to Rule 24, SEC File No.
                    70-7603.

     4-A-35     --  Forty-third  Supplemental  Indenture  of JCP&L,  dated March
                    1, 1991 -  Incorporated  by  reference to Exhibit
                    4-A-35, Registration No. 33-45314.

     4-A-36     --  Forty-fourth  Supplemental  Indenture  of JCP&L,  dated
                    March 1, 1992 -  Incorporated  by reference to Exhibit
                    4-A-36, Registration No. 33-49405.

     4-A-37     --  Forty-fifth  Supplemental  Indenture of JCP&L,  dated
                    October 1, 1992 -  Incorporated  by reference to Exhibit
                    4-A-37, Registration No. 33-49405.

     4-A-38     --  Forty-sixth  Supplemental Indenture of JCP&L, dated April 1,
                    1993 - Incorporated by reference to Exhibit C-15,
                    1992 Annual Report of GPU on Form U5S, SEC File No. 30-126.

     4-A-39     --  Forty-seventh  Supplemental  Indenture of JCP&L,  dated
                    April 10, 1993 - Incorporated  by reference to Exhibit
                    C-16, 1992 Annual Report of GPU on Form U5S, SEC File No.
                    30-126.

     4-A-40     --  Forty-eighth  Supplemental  Indenture of JCP&L,  dated
                    April 15, 1993 -  Incorporated  by reference to Exhibit
                    C-17, 1992 Annual Report of GPU on Form U5S, SEC File No.
                    30-126.

     4-A-41     --  Forty-ninth  Supplemental  Indenture of JCP&L,  dated
                    October 1, 1993 -  Incorporated  by reference to Exhibit
                    C-18, 1993 Annual Report of GPU on Form U5S, SEC File No.
                    30-126.

     4-A-42     --  Fiftieth  Supplemental  Indenture of JCP&L,  dated August 1,
                    1994 - Incorporated by reference to Exhibit C-19,
                    1994 Annual Report of GPU on Form U5S, SEC File No. 30-126.

     4-A-43     --  Fifty-first  Supplemental  Indenture of JCP&L,  dated August
                    15, 1996 -  Incorporated  by reference to Exhibit
                    4-A-43, 1996 Annual Report on Form 10-K, SEC File No.
                    1-6047.

     4-A-44     --  Fifty-second  Supplemental  Indenture  of JCP&L,  dated July
                    1, 1999 -  Incorporated  by  reference to Exhibit
                    4-B-44, Registration No. 333-88783.

     4-A-45     --  Fifty-third  Supplemental  Indenture of JCP&L,  dated
                    November 1, 1999 - Incorporated  by reference to Exhibit
                    4-A-45, 1999 Annual Report on Form 10-K, SEC File No.
                    1-3141.

     4-A-46     --  Subordinated  Debenture  Indenture of JCP&L,  dated May 1,
                    1995 - Incorporated by reference to Exhibit A-8(a),
                    Certificate Pursuant to Rule 24, SEC File No. 70-8495.

     4-A-47     --  Fifty-fourth Supplemental Indenture of JCP&L, dated
                    November 7, 2001.

     4-B        --  Indenture of Met-Ed, dated November 1, 1944, between
                    Met-Ed and United States Trust Company of New York,
                    Successor Trustee, as amended and supplemented by fourteen supplemental indentures dated February 1, 1947 through May 1, 1960 - Incorporated by reference to
                    Met-Ed's Instruments of Indebtedness Nos. 1 to 14 inclusive, and 16, filed as part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos.
                    30-126 and 1-3292.

     4-B-1      --  Supplemental  Indenture of Met-Ed,  dated  December 1, 1962
                    -  Incorporated  by  reference to Exhibit  2-E(1),
                    Registration No. 2-59678.

     4-B-2      --  Supplemental  Indenture  of Met-Ed,  dated March 20,  1964 -
                    Incorporated by reference to Exhibit 2-E(2), Registration No. 2-59678.

     4-B-3      --  Supplemental  Indenture  of  Met-Ed,  dated  July 1, 1965 -
                    Incorporated by reference to Exhibit 2-E(3), Registration No. 2-59678.

     4-B-4      --  Supplemental  Indenture  of  Met-Ed,  dated  June 1,  1966 -
                    Incorporated by reference to Exhibit 2-B-4, Registration No. 2-24883.

     4-B-5      --  Supplemental  Indenture  of Met-Ed,  dated  March 22,  1968
                    -  Incorporated  by  reference  to Exhibit  4-C-5,
                    Registration No. 2-29644.

     4-B-6      --  Supplemental  Indenture of Met-Ed,  dated  September 1,
                    1968 -  Incorporated  by reference to Exhibit  2-E(6),
                    Registration No. 2-59678.

     4-B-7      --  Supplemental  Indenture  of Met-Ed,  dated  August 1, 1969 -
                    Incorporated by reference to Exhibit 2-E(7), Registration No. 2-59678.

     4-B-8      --  Supplemental  Indenture of Met-Ed,  dated  November 1, 1971
                    -  Incorporated  by  reference to Exhibit  2-E(8),
                    Registration No. 2-59678.

     4-B-9      --  Supplemental  Indenture  of  Met-Ed,  dated  May 1,  1972 -
                    Incorporated by reference to Exhibit 2-E(9), Registration No. 2-59678.

     4-B-10     --  Supplemental  Indenture of Met-Ed,  dated  December 1, 1973
                    -  Incorporated  by reference to Exhibit  2-E(10),
                    Registration No. 2-59678.

     4-B-11     --  Supplemental  Indenture of Met-Ed,  dated  October 30, 1974
                    -  Incorporated  by reference to Exhibit  2-E(11),
                    Registration No. 2-59678.

     4-B-12     --  Supplemental  Indenture of Met-Ed,  dated  October 31, 1974
                    -  Incorporated  by reference to Exhibit  2-E(12),
                    Registration No. 2-59678.

     4-B-13     --  Supplemental  Indenture  of Met-Ed,  dated March 20, 1975 -
                    Incorporated by reference to Exhibit 2-E(13), Registration No. 2-59678.

     4-B-14     --  Supplemental  Indenture of Met-Ed,  dated September 25, 1975
                    - Incorporated  by reference to Exhibit  2-E(15),
                    Registration No. 2-59678.

     4-B-15     --  Supplemental  Indenture of Met-Ed,  dated  January 12, 1976
                    -  Incorporated  by reference to Exhibit  2-E(16),
                    Registration No. 2-59678.

     4-B-16     --  Supplemental  Indenture  of Met-Ed,  dated  March 1, 1976 -
                    Incorporated by reference to Exhibit 2-E(17), Registration No. 2-59678.

     4-B-17     --  Supplemental  Indenture of Met-Ed,  dated September 28, 1977
                    - Incorporated  by reference to Exhibit  2-E(18),
                    Registration No. 2-62212.

     4-B-18     --  Supplemental  Indenture of Met-Ed,  dated  January 1, 1978 -
                    Incorporated by reference to Exhibit 2-E(19), Registration No. 2-62212.

     4-B-19     --  Supplemental  Indenture of Met-Ed,  dated  September 1, 1978
                    - Incorporated  by reference to Exhibit  4-A(19),
                    Registration No. 33-48937.

     4-B-20     --  Supplemental  Indenture  of Met-Ed,  dated  June 1, 1979 -
                    Incorporated by reference to Exhibit 4-A(20), Registration No. 33-48937.

     4-B-21     --  Supplemental  Indenture of Met-Ed,  dated  January 1, 1980 -
                    Incorporated by reference to Exhibit 4-A(21), Registration No. 33-48937.

     4-B-22     --  Supplemental  Indenture of Met-Ed,  dated  September 1, 1981
                    - Incorporated  by reference to Exhibit  4-A(22),
                    Registration No. 33-48937.

     4-B-23     --  Supplemental  Indenture of Met-Ed,  dated September 10, 1981
                    - Incorporated  by reference to Exhibit  4-A(23),
                    Registration No. 33-48937.

     4-B-24     --  Supplemental  Indenture of Met-Ed,  dated  December 1, 1982
                    -  Incorporated  by reference to Exhibit  4-A(24),
                    Registration No. 33-48937.

     4-B-25     --  Supplemental  Indenture of Met-Ed,  dated  September 1, 1983
                    - Incorporated  by reference to Exhibit  4-A(25),
                    Registration No. 33-48937.

     4-B-26     --  Supplemental  Indenture of Met-Ed,  dated  September 1, 1984
                    - Incorporated  by reference to Exhibit  4-A(26),
                    Registration No. 33-48937.

     4-B-27     --  Supplemental  Indenture  of Met-Ed,  dated  March 1, 1985 -
                    Incorporated by reference to Exhibit 4-A(27), Registration No. 33-48937.

     4-B-28     --  Supplemental  Indenture of Met-Ed,  dated  September 1, 1985
                    - Incorporated  by reference to Exhibit  4-A(28),
                    Registration No. 33-48937.

     4-B-29     --  Supplemental  Indenture  of Met-Ed,  dated  June 1, 1988 -
                    Incorporated by reference to Exhibit 4-A(29), Registration No. 33-48937.

     4-B-30     --  Supplemental  Indenture  of Met-Ed,  dated  April 1, 1990 -
                    Incorporated by reference to Exhibit 4-A(30), Registration No. 33-48937.

     4-B-31     --  Amendment  dated May 22, 1990 to  Supplemental  Indenture of Met-Ed, dated April 1, 1990 - Incorporated by reference to Exhibit 4-A(31), Registration No. 33-48937.

     4-B-32     --  Supplemental  Indenture of Met-Ed,  dated September 1, 1992
                    - Incorporated by reference to Exhibit 4-A(32)(a),
                    Registration No. 33-48937.

     4-B-33     --  Supplemental  Indenture of Met-Ed,  dated December 1, 1993 -
                    Incorporated  by reference to Exhibit C-58,  1993
                    Annual Report of GPU on Form U5S, SEC File No. 30-126.

     4-B-34     --  Supplemental  Indenture of Met-Ed,  dated July 15, 1995 -
                    Incorporated  by reference to Exhibit  4-B-35,  1995
                    Annual Report on Form 10-K, SEC File No. 1-446.

     4-B-35     --  Supplemental  Indenture of Met-Ed,  dated August 15, 1996 -
                    Incorporated by reference to Exhibit 4-B-35,  1996
                    Annual Report on Form 10-K, SEC File No. 1-446.

     4-B-36     --  Supplemental  Indenture of Met-Ed,  dated May 1, 1997 -
                    Incorporated  by reference  to Exhibit  4-B-36,  1997
                    Annual Report on Form 10-K, SEC File No. 1-446.

     4-B-37     --  Supplemental  Indenture of Met-Ed,  dated July 1, 1999 -
                    Incorporated  by reference to Exhibit  4-B-38,  1999
                    Annual Report on Form 10-K, SEC File No. 1-446.

     4-B-38     --  Indenture  between  Met-Ed and United States Trust Company of New York, dated May 1, 1999 - Incorporated by reference to Exhibit A-11(a), Certificate Pursuant to Rule
                    24, SEC File No. 70-9329.

     4-B-39     --  Senior Note Indenture between Met-Ed and United
                    States Trust Company of New York, dated July 1, 1999
                    Incorporated by reference to Exhibit C-154 to GPU, Inc.'s Annual Report on Form U5S for the year 1999, SEC
                    File No. 30-126.

     4-B-40     --  First Supplemental Indenture between Met-Ed and
                    United States Trust Company of New York, dated August
                    1, 2000 - Incorporated by reference to Exhibit 4-A,
                    June 30, 2000 Quarterly Report on Form 10-Q, SEC File
                    No. 1-446.

     4-B-41     --  Supplemental Indenture of Met-Ed, dated May 1, 2001.

     4-C        --  Mortgage and Deed of Trust of Penelec, dated January
                    1, 1942, between Penelec and United States Trust
                    Company of New York, Successor Trustee, and indentures supplemental thereto dated March 7, 1942 through May 1,
                    1960 - Incorporated by reference to Penelec's
                    Instruments of Indebtedness Nos. 1-20, inclusive, filed as a part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

     4-C-1      --  Supplemental  Indentures to Mortgage and Deed of Trust of
                    Penelec,  dated May 1, 1961 through December 1, 1977
                    - Incorporated by reference to Exhibit 2-D(1) to 2-D(19),
                    Registration No. 2-61502.

     4-C-2      --  Supplemental  Indenture  of  Penelec,  dated June 1, 1978 -
                    Incorporated by reference to Exhibit 4-A(2), Registration No. 33-49669.

     4-C-3      --  Supplemental  Indenture  of  Penelec,  dated June 1, 1979 -
                    Incorporated by reference to Exhibit 4-A(3), Registration No. 33-49669.

     4-C-4      --  Supplemental  Indenture of Penelec,  dated  September 1,
                    1984 - Incorporated  by reference to Exhibit  4-A(4),
                    Registration No. 33-49669.

     4-C-5      --  Supplemental  Indenture of Penelec,  dated  December 1, 1985
                    -  Incorporated  by reference to Exhibit  4-A(5),
                    Registration No. 33-49669.

     4-C-6      --  Supplemental  Indenture of Penelec,  dated  December 1, 1986
                    -  Incorporated  by reference to Exhibit  4-A(6),
                    Registration No. 33-49669.

     4-C-7      --  Supplemental  Indenture  of  Penelec,  dated  May 1, 1989 -
                    Incorporated by reference to Exhibit 4-A(7), Registration No. 33-49669.

     4-C-8      --  Supplemental Indenture of Penelec, dated December 1,
                    1990-Incorporated by reference to Exhibit 4-A(8), Registration No. 33-45312.

     4-C-9      --  Supplemental  Indenture  of Penelec,  dated  March 1, 1992 -
                    Incorporated by reference to Exhibit 4-A(9), Registration No. 33-45312.

     4-C-10     --  Supplemental  Indenture of Penelec,  dated June 1, 1993 -
                    Incorporated  by reference  to Exhibit  C-73,  1993
                    Annual Report of GPU on Form U5S, SEC File No. 30-126.

     4-C-11     --  Supplemental  Indenture of Penelec, dated November 1, 1995 -
                    Incorporated by reference to Exhibit 4-C-11, 1995
                    Annual Report on Form 10-K, SEC File No. 1-3522.

     4-C-12     --  Supplemental  Indenture of Penelec,  dated August 15, 1996 -
                    Incorporated by reference to Exhibit 4-C-12, 1996
                    Annual Report on Form 10-K, SEC File No. 1-3522.

     4-C-13     --  Senior Note  Indenture  between  Penelec and United  States
                    Trust  Company of New York,  dated April 1, 1999 -
                    Incorporated by reference to Exhibit 4-C-13, 1999 Annual
                    Report on Form 10-K, SEC File No. 1-3522.

     4-C-14     --  Indenture  between  Penelec and United States Trust Company of New York, dated June 1, 1999 - Incorporated by reference to Exhibit A-11(a), Certificate Pursuant to Rule
                    24, SEC File No. 70-9327.

     4-C-15     --  First Supplemental Indenture between Penelec and
                    United States Trust Company of New York, dated August
                    1, 2000 - Incorporated by reference to Exhibit 4-B,
                    June 30, 2000 Quarterly Report on Form 10-Q, SEC File
                    No. 1-3522.

     4-C-16     --  Supplemental Indenture of Penelec, dated May 1, 2001.

     4-C-17     --  Supplemental Indenture No. 1 of Penelec, dated May 1, 2001.

     4-D        --  Amended and Restated Limited Partnership  Agreement of JCP&L
                    Capital, L.P., dated May 11, 1995 - Incorporated by reference to Exhibit A-5(a), Certificate Pursuant to Rule
                    24, SEC File No. 70-8495.

     4-E        --  Action Creating  Series A Preferred  Securities of JCP&L
                    Capital, L.P., dated May 11, 1995 - Incorporated by reference to Exhibit A-6(a), Certificate Pursuant to Rule
                    24, SEC File No. 70-8495.

     4-F        --  Payment and Guarantee  Agreement of JCP&L,  dated May 18,
                    1995 - Incorporated  by reference to Exhibit B-1(a),
                    Certificate Pursuant to Rule 24, SEC File No. 70-8495.

     4-G        --  Payment and Guarantee  Agreement of Met-Ed,  dated May 28,
                    1999 - Incorporated by reference to Exhibit B-1(a),
                    Certificate Pursuant to Rule 24, SEC No. 70-9329.

     4-H        --  Amendment  No. 1 to Payment and  Guarantee  Agreement of
                    Met-Ed, dated November 23, 1999 - Incorporated by reference to Exhibit 4-H, 1999 Annual Report on Form 10-K,
                    SEC File No. 1-446.

     4-I        --  Payment and  Guarantee  Agreement  of Penelec,  dated June
                    16, 1999 -  Incorporated  by  reference  to Exhibit
                    B-1(a), Certificate Pursuant to Rule 24, SEC File No.
                    70-9327.

     4-J        --  Amendment No. 1 to Payment and  Guarantee  Agreement of
                    Penelec, dated November 23, 1999 - Incorporated by reference to Exhibit 4-J, 1999 Annual Report on Form 10-K,
                    SEC File No. 1-3522.

    *10-A       --  Deferred  Remuneration  Plan for Outside  Directors of
                    Jersey Central Power & Light Company, as amended and restated effective August 8, 2000. (2000 Form 10-K,
                    Exhibit 10-H, File No. 1-3141,  Jersey Central Power &
                    Light Company.)

     10-B       --  Form of Amendment,  effective November 7, 2001, to Deferred
                    Remuneration Plan for Outside Directors of Jersey
                    Central Power and Light Company.

     (A) 12.6   --  Consolidated fixed charge ratios - JCP&L.

     (A) 12.7   --  Consolidated fixed charge ratios - Met-Ed.

     (A) 12.8   --  Consolidated fixed charge ratios - Penelec.

     (A) 13.5   --  JCP&L 2002 Annual Report to  Stockholders  (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

     (A) 13.6   --  Met-Ed 2002 Annual Report to  Stockholders  (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

     (A) 13.7   --  Penelec 2002 Annual Report to Stockholders  (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

     (A) 21.4   --  List of Subsidiaries of JCP&L at December 31, 2002.

     (A) 21.5   --  List of Subsidiaries of Met-Ed at December 31, 2002.

     (A) 21.6   --  List of Subsidiaries of Penelec at December 31, 2002.

     (A) 23.3   --  Consent of Independent Accountants - JCP&L.

     (A) 23.4   --  Consent of Independent Accountants - Penelec.

     (A) 99.3   --  Chief Executive Officer Certification (JCP&L)

     (A) Provided here in electronic format as an exhibit.

         (b) Reports on Form 8-K

         FirstEnergy-
         -----------

           FirstEnergy filed ten reports on Form 8-K since September 30, 2002. A report dated October 7, 2002 reported updated cost and schedule estimates associated with efforts to return Davis-Besse Nuclear Power Station to service. A report dated October 31, 2002 reported updated information associated with Davis-Besse restoration efforts. A report dated December 2, 2002 reported the merger of the GPU Employees Savings Plan into the FirstEnergy System Savings Plan. A report dated December 3, 2002 reported updated FirstEnergy 2003 earnings guidance. A report dated December 20, 2002 reported that FirstEnergy subsidiaries would retain ownership of four power plants previously planned to be sold. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service and the updated schedule for JCP&L rate proceedings. A report dated January 21, 2003 reported that the Pennsylvania Supreme Court denied further appeals of the February 21, 2002 Pennsylvania Commonwealth Court decision, which effectively affirmed the Pennsylvania Public Utility Commission's order approving the FirstEnergy and GPU merger, let stand the Commonwealth Court's denial of PLR relief for Met-Ed and Penelec and remanded the merger savings issue back to the PPUC. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information, the filing of a $2 billion shelf registration with the SEC and the status of the JCP&L rate proceedings. A report dated March 18, 2003 reported NJBPU audit results of JCP&L restructuring-related deferrals.

         OE, Penn-
         --------

           None.

         CEI
         ---

           CEI filed six reports on Form 8-K since September 30, 2002. A report dated October 7, 2002 reported updated cost and schedule estimates associated with efforts to return Davis-Besse Nuclear Power Station to service. A report dated October 31, 2002 reported updated information associated with Davis-Besse restoration efforts. A report dated December 20, 2002 reported that FirstEnergy subsidiaries would retain ownership of four power plants previously planned to be sold. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information.

         TE
         --

           TE filed six reports on Form 8-K since September 30, 2002. A report dated October 7, 2002 reported updated cost and schedule estimates associated with efforts to return Davis-Besse Nuclear Power Station to service. A report dated October 31, 2002 reported updated information associated with Davis-Besse restoration efforts. A report dated December 20, 2002 reported that FirstEnergy subsidiaries would retain ownership of four power plants previously planned to be sold. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information.

         Met-Ed
         ------

           Met-Ed filed two reports on Form 8-K since September 30, 2002. A report dated January 21, 2003 reported that the Pennsylvania Supreme Court denied further appeals of the February 21, 2002 Pennsylvania Commonwealth Court decision, which effectively affirmed the Pennsylvania Public Utility Commission's order approving the FirstEnergy and GPU merger, let stand the Commonwealth Court's denial of PLR relief for Met-Ed and Penelec and remanded the merger savings issue back to the PPUC. A report dated March 12, 2003 reported Met-Ed's unaudited financial information for the year ended December 31, 2002.

         Penelec
         -------

           Penelec filed one report on Form 8-K since September 30, 2002. A report dated January 21, 2003 reported that the Pennsylvania Supreme Court denied further appeals of the February 21, 2002 Pennsylvania Commonwealth Court decision, which effectively affirmed the Pennsylvania Public Utility Commission's order approving the FirstEnergy and GPU merger, let stand the Commonwealth Court's denial of PLR relief for Met-Ed and Penelec and remanded the merger savings issue back to the PPUC.

         JCP&L
         -----

           JCP&L filed three reports on Form 8-K since September 30, 2002. A report dated January 17, 2003 reported the updated schedule for JCP&L rate proceedings. A report dated March 17, 2003 reported the status of the JCP&L rate proceedings. A report dated March 18, 2003 reported NJBPU audit results of JCP&L restructuring-related deferrals.

                        Report of Independent Accountants



To the Stockholders and Board of Directors of FirstEnergy Corp.:

Our audit of the consolidated financial statements referred to in our report dated February 28, 2003 appearing in the 2002 Annual Report to Stockholders of FirstEnergy Corp. (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of FirstEnergy Corp. for the years ended December 31, 2001 and 2000 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated March 18, 2002.





Cleveland, Ohio
February 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of FirstEnergy Corp.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in FirstEnergy Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Accountants



To the Stockholders and Board of Directors of Ohio Edison Company:

Our audit of the consolidated financial statements referred to in our report dated February 28, 2003 appearing in the 2002 Annual Report to Stockholders of Ohio Edison Company (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Ohio Edison Company for the years ended December 31, 2001 and 2000 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated March 18, 2002.





Cleveland, Ohio
February 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Ohio Edison Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Ohio Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Accountants



To the Stockholders and Board of Directors of The Cleveland Electric Illuminating Company:

Our audit of the consolidated financial statements referred to in our report dated February 28, 2003 appearing in the 2002 Annual Report to Stockholders of The Cleveland Electric Illuminating Company (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of The Cleveland Electric Illuminating Company for the years ended December 31, 2001 and 2000 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated March 18, 2002.





Cleveland, Ohio
February 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Cleveland Electric Illuminating Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Cleveland Electric Illuminating Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Accountants



To the Stockholders and Board of Directors of The Toledo Edison Company:

Our audit of the consolidated financial statements referred to in our report dated February 28, 2003 appearing in the 2002 Annual Report to Shareholders of The Toledo Edison Company (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of The Toledo Edison Company for the years ended December 31, 2001 and 2000 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated March 18, 2002.





Cleveland, Ohio
February 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Toledo Edison Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Toledo Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Accountants



To the Stockholders and Board of Directors of Pennsylvania Power Company:

Our audit of the financial statements referred to in our report dated February 28, 2003 appearing in the 2002 Annual Report to Stockholders of Pennsylvania Power Company (which report and financial statements are incorporated by reference in this Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. The financial statement schedules of Pennsylvania Power Company for the years ended December 31, 2001 and 2000 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated March 18, 2002.





Cleveland, Ohio
February 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Pennsylvania Power Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in Pennsylvania Power Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Accountants



To the Stockholders and Board of Directors of Jersey Central Power & Light Company:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2003 appearing in the 2002 Annual Report to Stockholders of Jersey Central Power & Light Company (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included audits of the financial statement schedules for the years ended December 31, 2002 and 2000 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Jersey Central Power & Light Company for the year ended December 31, 2001 was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated March 18, 2002.





Cleveland, Ohio
February 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Jersey Central Power & Light
Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements as of December 31, 2001 and for the periods from January 1, 2001 to November 6, 2001 and from November 7, 2001 to December 31, 2001, included in Jersey Central Power & Light Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The information included in this schedule for the year ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole. The consolidated financial statements as of December 31, 2000 and for each of the two years in the period ended December 31, 2000, together with the related information included in this schedule, were audited by other auditors whose report dated January 31, 2001, expressed an unqualified opinion.





ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Accountants



To the Stockholders and Board of Directors of Metropolitan Edison Company:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2003 appearing in the 2002 Annual Report to Stockholders of Metropolitan Edison Company (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included audits of the financial statement schedules for the years ended December 31, 2002 and 2000 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Metropolitan Edison Company for the year ended December 31, 2001 was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated March 18, 2002.





Cleveland, Ohio
February 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Metropolitan Edison Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements as of December 31, 2001 and for the periods from January 1, 2001 to November 6, 2001 and from November 7, 2001 to December 31, 2001, included in Metropolitan Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The information included in this schedule for the year ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole. The consolidated financial statements as of December 31, 2000 and for each of the two years in the period ended December 31, 2000, together with the related information included in this schedule, were audited by other auditors whose report dated January 31, 2001, expressed an unqualified opinion.





ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Accountants



To the Stockholders and Board of Directors of Pennsylvania Electric Company:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2003 appearing in the 2002 Annual Report to Stockholders of Pennsylvania Electric Company (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included audits of the financial statement schedules for the years ended December 31, 2002 and 2000 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Pennsylvania Electric Company for the year ended December 31, 2001 was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated March 18, 2002.





Cleveland, Ohio
February 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Pennsylvania Electric Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements as of December 31, 2001 and for the periods from January 1, 2001 to November 6, 2001 and from November 7, 2001 to December 31, 2001, included in Pennsylvania Electric Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The information included in this schedule for the year ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole. The consolidated financial statements as of December 31, 2000 and for each of the two years in the period ended December 31, 2000, together with the related information included in this schedule, were audited by other auditors whose report dated January 31, 2001, expressed an unqualified opinion.





ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.




                                                                                                        SCHEDULE II


                                                          FIRSTENERGY CORP.

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                       Additions
                                                                 -----------------------
                                                                               Charged
                                                   Beginning     Charged       to Other                       Ending
              Description                           Balance      to Income     Accounts      Deductions       Balance
              -----------                           -------      ---------     --------      ----------       -------
                                                                             (In Thousands)
 Year Ended December 31, 2002:

   Accumulated provision for
     uncollectible accounts - customers.........    $65,358      $43,601     $  5,637 (a)      $62,082(c)     $52,514
                                                    =======      =======     ========          =======        =======
                            - other.............    $ 7,947      $ 4,316     $  4,089          $ 3,501        $12,851
                                                    =======      =======     ========          =======        =======


 Year Ended December 31, 2001:

   Accumulated provision for
     uncollectible accounts - customers.........    $32,251      $27,805     $ 41,071 (a)(b)   $35,769(c)     $65,358
                                                    =======      =======     ========          =======        =======
                            - other.............    $ 4,035      $ 3,912     $    --           $    --        $ 7,947
                                                    =======      =======     ========          =======        =======



 Year Ended December 31, 2000:

   Accumulated provision for
     uncollectible accounts - customers.........    $ 8,219      $25,589     $ 13,245 (a)      $14,802(c)     $32,251
                                                    =======      =======     ========          =======        =======
                            - other.............    $ 3,859      $11,203     $(11,027)(a)      $    --        $ 4,035
                                                    =======      =======     ========          =======        =======







----------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents amount assumed from the former GPU companies as of November 7, 2001, the effective date of the merger.
(c) Represents the write-off of accounts considered to be uncollectible.




                                                                                                                     SCHEDULE II
                                                         OHIO EDISON COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                       Additions
                                                                 ----------------------
                                                                               Charged
                                                   Beginning     Charged       to Other                      Ending
              Description                           Balance      to Income     Accounts      Deductions      Balance
              -----------                          ---------     ---------     --------      ----------      -------
                                                                                (In Thousands)
  Year Ended December 31, 2002:

     Accumulated provision for
        uncollectible accounts - customers......    $ 4,522      $12,792     $  2,777 (a)      $14,851(b)     $ 5,240
                                                    =======      =======     ========          =======        =======
                               - other..........    $ 1,000      $    --     $     --          $    --        $ 1,000
                                                    =======      =======     ========          =======        =======


  Year Ended December 31, 2001:

     Accumulated provision for
        uncollectible accounts.- customers......    $11,777      $16,460     $  2,401 (a)      $26,116(b)     $ 4,522
                                                    =======      =======     ========          =======        =======
                               - other..........    $ 1,000      $    --     $     --          $    --        $ 1,000
                                                    =======      =======     ========          =======        =======


  Year Ended December 31, 2000:

     Accumulated provision for
        uncollectible accounts - customers......    $ 6,452      $16,808     $  2,218 (a)      $13,701(b)     $11,777
                                                    =======      =======     ========          =======        =======
                               - other..........    $ 1,000      $    --     $     --          $    --        $ 1,000
                                                    =======      =======     ========          =======        =======




----------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.



                                                                                                                     SCHEDULE II

                                             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                      Additions
                                                               ----------------------
                                                                             Charged
                                                 Beginning     Charged       to Other                       Ending
            Description                           Balance      to Income     Accounts      Deductions       Balance
            -----------                          ---------     ---------     --------      ----------       -------
                                                                              (In Thousands)
Year Ended December 31, 2002:

   Accumulated provision for
      uncollectible accounts..................    $1,015       $   --         $   --          $   --         $1,015
                                                  ======       ======         ======          ======         ======


Year Ended December 31, 2001:

   Accumulated provision for
      uncollectible accounts..................    $1,000       $   15         $   --          $   --         $1,015
                                                  ======       ======         ======          ======         ======


Year Ended December 31, 2000:

   Accumulated provision for
      uncollectible accounts..................    $1,000       $   --         $   --          $   --         $1,000
                                                  ======       ======         ======          ======         ======



                                                                                                                 SCHEDULE II

                                                      THE TOLEDO EDISON COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                      Additions
                                                                ----------------------
                                                                              Charged
                                                  Beginning     Charged       to Other                       Ending
             Description                           Balance      to Income     Accounts      Deductions       Balance
             -----------                          ---------     ---------    ---------      ----------       -------
                                                                               (In Thousands)
 Year Ended December 31, 2002:

    Accumulated provision for
       uncollectible accounts.....................  $       2    $      --    $      --        $      --      $       2
                                                    =========    =========    =========        =========      =========


 Year Ended December 31, 2001:

    Accumulated provision for
       uncollectible accounts.....................  $      --    $       2    $      --        $      --      $       2
                                                    =========    =========    =========        =========      =========


 Year Ended December 31, 2000:

    Accumulated provision for
       uncollectible accounts.....................  $      --    $      --    $      --        $      --      $      --
                                                    =========    =========    =========        =========      =========






                                                                                                                  SCHEDULE  II


                                                     PENNSYLVANIA POWER COMPANY

                                                  VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                      Additions
                                                                -----------------------
                                                                              Charged
                                                  Beginning     Charged       to Other                       Ending
             Description                           Balance      to Income     Accounts      Deductions       Balance
             -----------                           -------      ---------     --------      ----------       -------
                                                                               (In Thousands)
 Year Ended December 31, 2002:

    Accumulated provision for
       uncollectible accounts.....................  $  619       $1,808         $333 (a)      $2,058(b)      $  702
                                                    ======       ======         ====          ======         ======


 Year Ended December 31, 2001:

    Accumulated provision for
       uncollectible accounts.....................  $  628       $1,172         $311 (a)      $1,492(b)      $  619
                                                    ======       ======         ====          ======         ======


 Year Ended December 31, 2000:

    Accumulated provision for
       uncollectible accounts.....................  $3,537       $ (496)        $478 (a)      $2,891(b)      $  628
                                                    ======       =======        ====          ======         ======




----------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.




                                                                                                                SCHEDULE II
                                                JERSEY CENTRAL POWER & LIGHT COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                         Additions
                                                                  -----------------------
                                                                               Charged
                                                   Beginning     Charged       to Other                       Ending
                Description                         Balance     to Income      Accounts      Deductions       Balance
                -----------                        ----------   ---------      --------      ----------       -------
                                                                                (In Thousands)
    Year Ended December 31, 2002:

       Accumulated provision for
          uncollectible accounts..................  $12,923      $ 9,057        $1,305(a)      $18,776(b)     $ 4,509
                                                    =======      =======        ======         =======        =======
    Year Ended December 31, 2001:

       Accumulated provision for
          uncollectible accounts
             Nov. 7-Dec. 31, 2001                   $12,858      $ 1,869        $   57(a)      $ 1,861(b)     $12,923
                                                    =======      =======        ======         =======        =======
    _________________________________________________________________________________________________________________

             Jan. 1-Nov. 6, 2001                    $21,479      $   390        $1,778(a)      $10,789(b)     $12,858
                                                    =======      =======        ======         =======        =======


    Year Ended December 31, 2000:

       Accumulated provision for
          uncollectible accounts..................  $ 6,056      $25,732        $2,427(a)      $12,736(b)     $21,479
                                                    =======      =======        =======        =======        =======



----------------

 (a) Represents recoveries and reinstatements of accounts previously written off.
 (b) Represents the write-off of accounts considered to be uncollectible.





                                                                                                                   SCHEDULE II
                                                     METROPOLITAN EDISON COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                        Additions
                                                                  ----------------------
                                                                                Charged
                                                    Beginning     Charged       to Other                       Ending
               Description                           Balance      to Income     Accounts      Deductions       Balance
               -----------                          ---------     ---------     --------      ----------       -------
                                                                                 (In Thousands)
   Year Ended December 31, 2002:

      Accumulated provision for
         uncollectible accounts..................    $12,271      $ 3,332       $  851 (a)      $11,644 (b)    $ 4,810
                                                     =======      =======       ======          =======        =======


   Year Ended December 31, 2001:

      Accumulated provision for
         uncollectible accounts
            Nov. 7-Dec. 31, 2001                     $11,244      $ 2,669       $   78 (a)      $ 1,720(b)     $12,271
                                                     =======      =======       ======          =======        =======
   ___________________________________________________________________________________________________________________

            Jan. 1-Nov. 6, 2001                      $13,004      $ 7,354       $  743 (a)      $ 9,857(b)     $11,244
                                                     =======      =======       ======          ========       =======


   Year Ended December 31, 2000:

      Accumulated provision for
         uncollectible accounts..................    $ 4,757      $18,511       $1,602 (a)      $11,866(b)     $13,004
                                                     =======      =======       ======          =======        =======



----------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.





                                                                                                                SCHEDULE II
                                                    PENNSYLVANIA ELECTRIC COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                        Additions
                                                                  ----------------------
                                                                                Charged
                                                    Beginning     Charged       to Other                       Ending
              Description                            Balance      to Income     Accounts       Deductions      Balance
              -----------                            -------      ---------     --------       ----------      -------
                                                                                (In Thousands)
  Year Ended December 31, 2002:

     Accumulated provision for
        uncollectible accounts..................     $14,719      $ 2,991       $  704 (a)      $12,198 (b)    $ 6,216
                                                     =======      =======       ======          =======        =======


  Year Ended December 31, 2001:

     Accumulated provision for
        uncollectible accounts
           Nov. 7-Dec. 31, 2001                      $13,509      $ 3,686       $   83 (a)      $ 2,559 (b)    $14,719
                                                     =======      =======       ======          =======        =======
  ____________________________________________________________________________________________________________________

           Jan. 1-Nov. 6, 2001                       $14,851      $10,833       $1,069 (a)      $13,244 (b)    $13,509
                                                     =======      =======       ======          =======        =======


  Year Ended December 31, 2000:

     Accumulated provision for
        uncollectible accounts..................     $ 5,288      $20,667       $1,539 (a)      $12,643 (b)    $14,851
                                                     =======      =======       ======          =======        =======



----------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.




                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    FIRSTENERGY CORP.


                                    BY   /s/ H. Peter Burg
                                        ---------------------------------------
                                             H. Peter Burg
                                             Chairman of the Board
                                             and Chief Executive Officer

Date:  March 24, 2003


                                                    SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/H. Peter Burg                                              /s/Richard H. Marsh
-----------------------------------------------------         -----------------------------------------------------
   H. Peter Burg                                                Richard H. Marsh
   Chairman of the Board and Chief Executive Officer            Senior Vice President and Chief Financial Officer
   and Director (Principal Executive Officer)                   (Principal Financial Officer)


/s/Harvey L. Wagner                                           /s/Robert N. Pokewaldt
-----------------------------------------------------         -----------------------------------------------------
   Harvey L. Wagner                                             Robert N. Pokelwaldt
   Vice President, Controller and Chief Accounting              Director
   Officer (Principal Accounting Officer)


/s/Anthony J. Alexander                                       /s/Paul J. Powers
-----------------------------------------------------         -----------------------------------------------------
   Anthony J. Alexander                                         Paul J. Powers
   President and Chief Operating Officer                        Director
   and Director


/s/Carol A. Cartwright                                        /s/Catherine A. Rein
-----------------------------------------------------         -----------------------------------------------------
   Carol A. Cartwright                                          Catherine A. Rein
   Director                                                     Director


/s/William F. Conway
-----------------------------------------------------         -----------------------------------------------------
   William F. Conway                                            Robert C. Savage
   Director                                                     Director


/s/Robert B. Heisler, Jr                                      /s/George M. Smart
-----------------------------------------------------         -----------------------------------------------------
   Robert B. Heisler, Jr.                                       George M. Smart
   Director                                                     Director


/s/Robert L. Loughhead                                        /s/Carlisle A. H. Trost
-----------------------------------------------------         -----------------------------------------------------
   Robert L. Loughhead                                          Carlisle A. H. Trost
   Director                                                     Director


/s/Russell W. Maier                                           /s/Jesse T. Williams, Sr.
-----------------------------------------------------         -----------------------------------------------------
   Russell W. Maier                                             Jesse T. Williams, Sr.
   Director                                                     Director


/s/John M. Pietruski                                          /s/Patricia K. Woolf
-----------------------------------------------------         -----------------------------------------------------
   John M. Pietruski                                            Patricia K. Woolf
   Director                                                     Director




Date:    March 24, 2003


                                   SIGNATURES





           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            OHIO EDISON COMPANY


                            BY     /s/  H. Peter Burg
                                   ------------------------------------------
                                        H. Peter Burg
                                        President



Date:  March 24, 2003




              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/  H. Peter Burg                       /s/  Richard H. Marsh
-------------------------------------    ---------------------------------------
    H. Peter Burg                           Richard H. Marsh
    President and Director                  Senior Vice President and Director
    (Principal Executive Officer)           (Principal Financial Officer)




/s/  Harvey L. Wagner                    /s/  Anthony J. Alexander
-------------------------------------    ---------------------------------------
    Harvey L. Wagner                        Anthony J. Alexander
    Vice President and Controller           Director
    (Principal Accounting Officer)










Date:  March 24, 2003

                                   SIGNATURES





           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE CLEVELAND ELECTRIC
                              ILLUMINATING COMPANY


                             BY   /s/  H. Peter Burg
                                 ------------------------------------------
                                       H. Peter Burg
                                       President




Date:  March 24, 2003




           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/  H. Peter Burg                       /s/  Richard H. Marsh
--------------------------------------   ---------------------------------------
    H. Peter Burg                           Richard H. Marsh
    President and Director                  Senior Vice President and Director
    (Principal Executive Officer)           (Principal Financial Officer)




/s/  Harvey L. Wagner                    /s/  Anthony J. Alexander
--------------------------------------   ---------------------------------------
    Harvey L. Wagner                        Anthony J. Alexander
    Vice President and Controller           Director
    (Principal Accounting Officer)










Date:  March 24, 2003





                                   SIGNATURES





           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE TOLEDO EDISON COMPANY


                            BY  /s/  H. Peter Burg
                                ---------------------------------
                                     H. Peter Burg
                                     President




Date:  March 24, 2003




           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ H. Peter Burg                     /s/ Richard H. Marsh
------------------------------------   ----------------------------------------
    H. Peter Burg                         Richard H. Marsh
    President and Director                Senior Vice President and Director
    (Principal Executive Officer)         (Principal Financial Officer)




/s/ Harvey L. Wagner                  /s/ Anthony J. Alexander
------------------------------------   ----------------------------------------
    Harvey L. Wagner                      Anthony J. Alexander
    Vice President and Controller         Director
    (Principal Accounting Officer)










Date:  March 24, 2003

                                   SIGNATURES





           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             JERSEY CENTRAL POWER & LIGHT COMPANY


                             BY  /s/ Earl T. Carey
                                 --------------------------------------
                                      Earl T. Carey
                                      President



Date:  March 24, 2003




           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Earl T. Carey                      /s/ Richard H. Marsh
-------------------------------------  ----------------------------------------
    Earl T. Carey                          Richard H. Marsh
    President and Director                 Senior Vice President
    (Principal Executive Officer)          (Principal Financial Officer)



/s/ Harvey L. Wagner                   /s/ Leila L. Vespoli
-------------------------------------  ----------------------------------------
    Harvey L. Wagner                       Leila L. Vespoli
    Vice President and Controller          Senior Vice President and Director
    (Principal Accounting Officer)



/s/ Charles E. Jones                   /s/ Stanley C. Van Ness
-------------------------------------   ----------------------------------------
    Charles E. Jones                       Stanley C. Van Ness
    Director                               Director



/s/ Gelorma E. Persson
-------------------------------------
    Gelorma E. Persson
    Director






Date:  March 24, 2003



                                   SIGNATURES





           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           METROPOLITAN EDISON COMPANY


                           BY  /s/  H. Peter Burg
                               ----------------------------------------
                                    H. Peter Burg
                                    President



Date:  March 24, 2003




           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:





/s/ H. Peter Burg                      /s/ Richard H. Marsh
-------------------------------------  ----------------------------------------
    H. Peter Burg                          Richard H. Marsh
    President and Director                 Senior Vice President and Director
    (Principal Executive Officer)          (Principal Financial Officer)




/s/ Harvey L. Wagner                   /s/ Anthony J. Alexander
-------------------------------------  ----------------------------------------
    Harvey L. Wagner                       Anthony J. Alexander
    Vice President and Controller          Director
    (Principal Accounting Officer)

















Date:  March 24, 2003

                                   SIGNATURES





           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PENNSYLVANIA ELECTRIC COMPANY


                          BY  /s/  H. Peter Burg
                              -----------------------------------------------
                                   H. Peter Burg
                                   President



Date:  March 24, 2003




           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:





/s/ H. Peter Burg                       /s/ Richard H. Marsh
-------------------------------------   ---------------------------------------
    H. Peter Burg                           Richard H. Marsh
    President and Director                  Senior Vice President and Director
    (Principal Executive Officer)           (Principal Financial Officer)




/s/ Harvey L. Wagner                    /s/ Anthony J. Alexander
-------------------------------------   ---------------------------------------
    Harvey L. Wagner                        Anthony J. Alexander
    Vice President and Controller           Director
    (Principal Accounting Officer)















Date:  March 24, 2003

                                   SIGNATURES





           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PENNSYLVANIA POWER COMPANY


                           BY  /s/ H. Peter Burg
                               ----------------------------------
                                   H. Peter Burg
                                   Chairman of the Board and
                                   Chief Executive Officer





Date:  March 24, 2003




           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ H. Peter Burg                         /s/ Richard H. Marsh
-------------------------------------     -------------------------------------
    H. Peter Burg                             Richard H. Marsh
    Chairman of the Board and                 Senior Vice President and Director
    Chief Executive Officer                   (Principal Financial Officer)
    (Principal Executive Officer)




/s/ Harvey L. Wagner                      /s/ Anthony J. Alexander
-------------------------------------     -------------------------------------
    Harvey L. Wagner                          Anthony J. Alexander
    Vice President and Controller             Director
    (Principal Accounting Officer)








Date:  March 24, 2003

                                  Certification



I, H. Peter Burg, certify that:

1. I have reviewed this annual report on Form 10-K of FirstEnergy Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Pennsylvania Power Company, Metropolitan Edison Company and Pennsylvania Electric Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24 2003

                                                /s/H. Peter Burg
                                           ---------------------------------
                                                   H. Peter Burg
                                               Chief Executive Officer

                                  Certification



I, Earl T. Carey, certify that:

1. I have reviewed this annual report on Form 10-K of Jersey Central Power & Light Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003

                                                 /s/Earl T. Carey
                                           ----------------------------------
                                                    Earl T. Carey
                                               Chief Executive Officer

                                  Certification



I, Richard H. Marsh, certify that:

1. I have reviewed this annual report on Form 10-K of FirstEnergy Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Pennsylvania Power Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003
                                                /s/Richard H. Marsh
                                         ---------------------------------------
                                                   Richard H. Marsh
                                                 Chief Financial Officer