Form 10-Q/A
period 2003-06-30
TOLEDO EDISON CO
filed 2003-09-24
CIK 352049

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

Commission      Registrant; State of Incorporation;        I.R.S. Employer
File Number       Address; and Telephone Number            Identification No.
-----------     -----------------------------------        ------------------
1-3583          THE TOLEDO EDISON COMPANY                     34-4375005
                (An Ohio Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ----    -----

          Indicate by check mark whether each registrant is an accelerated filer ( as defined in Rule 12b-2 of the Act):

Yes  X    No
    ----    -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                              OUTSTANDING
                CLASS                                      AS OF AUGUST 8, 2003
                -----                                      --------------------
     The Toledo Edison Company, $5 par value                   39,133,887

          This Form 10-Q/A includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy and commodity market prices, replacement power costs being higher than anticipated or inadequately hedged, maintenance costs being higher than anticipated, legislative and regulatory changes (including revised environmental requirements), availability and cost of capital, inability of the Davis-Besse Nuclear Power Station to restart (including because of an inability to obtain a favorable final determination from the Nuclear Regulatory Commission) in the fall of 2003, inability to accomplish or realize anticipated benefits from strategic goals, further investigation into the causes of the August 14, 2003, power outage and other similar factors.

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") to correct typographical errors in
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION of the Report. This Amendment has no effect on previously reported results of operations or financial position.

The complete amended and restated Item 2, which is included in its entirety below, reflects the following corrections:

Under the heading "RESULTS OF OPERATIONS":

     Under the subheading "Net Interest Charges":

          In the first sentence, the decrease in net interest charges of $7.5 million in the first half of 2003 should have read $8.2 million.


Under the heading "SIGNIFICANT ACCOUNTING POLICIES",

     Under the subheading "Regulatory Accounting":

          In the fifth sentence of the first paragraph, total regulatory assets as of June 30, 2003 of $548.5 million should have read $537.3 million.

                                TABLE OF CONTENTS


                                                                        Pages

Part I.       Financial Information

         The Toledo Edison Company

              Consolidated Statements of Income........................   *
              Consolidated Balance Sheets..............................   *
              Consolidated Statements of Cash Flows....................   *
              Report of Independent Auditors...........................   *
              Management's Discussion and Analysis of Results
                of Operations and Financial Condition..................  1-9

Part II.      Other Information


* Indicates the items that have not been revised and are not included in this Form 10-Q/A. Reference is made to the original 10-Q for complete text of such items.

           THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT NO.1:
                                     PART I
      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


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

RESTATEMENTS

          As further discussed in Note 1 to the Consolidated Financial Statements, TE identified certain accounting matters that require restatement of the consolidated financial statements for the year ended December 31, 2002 and the three months ended March 31, 2003. The revisions reflect a change in the method of amortizing the costs associated with the Ohio transition plan and recognition of above-market values of certain leased generation facilities.

       Transition Cost Amortization

          As discussed in Note 4 - Regulatory Matters, TE recovers transition costs, including regulatory assets, through an approved transition plan filed under Ohio's electric utility restructuring legislation. The plan, which was approved in July 2000, provides for the recovery of costs from January 1, 2001 through a fixed number of kilowatt-hour sales to all customers that continue to receive regulated transmission and distribution service, which is expected to end in 2007 for TE.

          TE amortizes transition costs using the effective interest method. The amortization schedules developed in applying this method were previously based on total transition revenues, including revenues designed to recover costs which have not yet been incurred or that were recognized on the regulatory financial statements (fair value purchase accounting adjustments). TE has subsequently revised the amortization schedules under the effective interest method to consider only revenues relating to transition regulatory assets recognized on the balance sheet. The amortization expense under the revised method (see Note
1) increased by $17.6 million for the three months and $34 million for the six months ended June 30, 2002.

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

RESULTS OF OPERATIONS

          TE experienced a loss of $11.9 million on common stock in the second quarter of 2003 or a decrease of $26.2 million from earnings of $14.3 million in the second quarter of 2002. Earnings on common stock in the first six months of 2003 increased to $10.0 million from $9.9 million in the first half of 2002. Results in the first six months of 2003 included an after-tax credit of $25.60 million from the cumulative effect of an accounting change due to the adoption of SFAS 143, "Accounting for Asset Retirement Obligations." The loss before the cumulative effect was $11.1 million in the first half of 2003, compared to income of $16.9 million for the same period of 2002. The lower results in the second quarter and the first six months of 2003 before the cumulative effect reflected higher nuclear operating costs and lower operating revenues which were partially offset by lower fuel, purchased power, depreciation and amortization, and financing costs.

          Operating revenues decreased by $34.3 million or 13.7% in the second quarter and $55.1 million or 10.9% in the first six months of 2003 from the same periods in 2002. The lower revenues resulted from reduced kilowatt-hour sales due, in large part, to the cooler-than-normal temperatures in the second quarter of 2003. These results were moderated in the first half of 2003 as compared to the corresponding period of 2002 by the effects of colder weather in the first quarter of 2003 which increased heating demands. Kilowatt-hour sales to retail customers declined by 16.4% in the second quarter of 2003 and 10.2% in the first half of 2003 from the same periods of 2002, which reduced generation sales revenue by $15.5 million and $27.1 million, respectively. Electric generation services provided to retail customers by alternative suppliers as a percent of total sales delivered in TE's franchise area increased 7.5 percentage points in the second quarter and first six months of 2003 from the corresponding periods last year.

          Distribution deliveries decreased 8.3% in the second quarter and 1.5% in the first six months of 2003 compared to the corresponding periods of 2002. Decreases occurred in all customer sectors (residential, commercial and industrial) in the second quarter of 2003 and only residential sales increased in the first half of 2003. As a result, revenues from electricity throughput decreased by $10.8 million in the second quarter of 2003 from the second quarter of 2002. Revenues from electricity throughput increased by $9.8 million in the first six months of 2003 due to an increase in industrial sales revenues of $10.6 million which reflected the effect of higher unit prices partially offset by a 3.1% kilowatt-hour sales decrease as compared to the same period of 2002.

          Transition plan incentives, provided to customers to encourage switching to alternative energy providers, reduced operating revenues by $1.2 million in the second quarter and $3.4 million in the first six months of 2003 compared with the same periods last year. These revenue reductions are deferred for future recovery under TE's transition plan and do not materially affect current period earnings.

          Sales revenues from wholesale customers decreased by $6.3 million and $27.4 million (primarily to FES) in the second quarter and the first six months of 2003 compared with the same periods in 2002, due to reduced nuclear generation from the extended outage of the Davis-Besse Plant and a longer than planned refueling outage at Perry Plant. Available nuclear generation declined 32.4% in the second quarter and 30.8% in the first half of 2003 compared to the corresponding periods of 2002.

          Changes in electric generation sales and distribution deliveries in the second quarter and the first half of 2003 from the second quarter and first half of 2002 are summarized in the following table:

          Changes in Kilowatt-Hour Sales          Three Months      Six Months
          --------------------------------------------------------------------
          Increase (Decrease)
          Electric Generation:
            Retail                                   (16.4)%          (10.2)%
            Wholesale.............................   (17.1)%          (23.2)%
          -------------------------------------------------------------------
          Total Electric Generation Sales.........   (16.7)%          (15.9)%
          ===================================================================
          Distribution Deliveries:
            Residential                              (10.2)%            1.3%
            Commercial                               (12.4)%           (1.0)%
            Industrial............................    (6.0)%           (3.1)%
          -------------------------------------------------------------------
          Total Distribution Deliveries...........    (8.3)%           (1.5)%
          ===================================================================


       Operating Expenses and Taxes

          Total operating expenses and taxes decreased by $4.6 million in the second quarter and $20.1 million in the first six months of 2003 from the same periods in 2002. The following table presents changes from the prior year by expense category.

      Operating Expenses and Taxes - Changes          Three Months   Six Months
      -------------------------------------------------------------------------
      Increase (Decrease)                                     (In millions)
      Fuel.........................................    $   (1.7)      $   (5.4)
      Purchased power costs........................        (5.1)         (13.3)
      Nuclear operating costs......................        22.5           13.4
      Other operating costs........................         1.1            8.0
      ------------------------------------------------------------------------
        Total operation and maintenance expenses...        16.8            2.7

      Provision for depreciation and amortization..        (2.7)          (4.8)
      General taxes................................         0.5            1.8
      Income taxes.................................       (19.2)         (19.8)
      -------------------------------------------------------------------------
        Net decrease in operating expenses and taxes    $  (4.6)      $  (20.1)
      =========================================================================

          Lower fuel costs in the second quarter and first half of 2003, compared with the same quarter and six months of 2002, resulted from reduced nuclear generation (down 32.4% and 30.8%, respectively). The lower purchased power costs reflected fewer kilowatt-hours required for customer needs which more than offset an increase in unit costs. Increased nuclear costs resulted from additional incremental costs associated with the extended Davis-Besse outage and unplanned work performed during the Perry nuclear plant's 56-day refueling outage (19.91% ownership) in the second quarter of 2003, compared with the 24-day refueling outage at Beaver Valley Unit 2 (19.91% ownership) in the first quarter of 2002. The increase in other operating costs resulted in part from higher employee benefit costs.

          Charges for depreciation and amortization decreased by $2.7 million in the second quarter of 2003, compared with the second quarter of 2002 primarily from three factors - higher shopping incentive deferrals ($1.2 million), lower charges resulting from the implementation of SFAS 143 ($4.5 million) and revised service life assumptions for generating plants ($2.6 million). Partially offsetting these decreases were increased amortization of regulatory assets being recovered under TE's transition plan ($3.4 million), recognition of depreciation on the Bay Shore generating plant ($1.2 million) which had been held pending sale in the second quarter of 2002 but was subsequently retained by FirstEnergy in the fourth quarter of 2002 and reduced regulatory asset deferrals ($0.7 million).

          In the first six months of 2003, depreciation and amortization decreased by $4.8 million compared to the corresponding period of 2002 as a result of the same factors which impacted the second quarter comparison - higher shopping incentive deferrals ($3.4 million), lower charges resulting from implementation of SFAS 143 ($8.2 million) and revised service life assumptions ($5.0 million). Partially offsetting these decreases were increased amortization of regulatory assets being recovered under TE's transition plan ($7.7 million), recognition of depreciation on the Bay Shore generating plant ($2.4 million) and reduced regulatory asset deferrals ($1.6 million).

       Net Interest Charges

          Net interest charges continued to trend lower, decreasing by $3.5 million in the second quarter and $8.2 million in the first half of 2003 from the same periods last year, reflecting security redemptions and refinancings since the beginning of the second quarter of 2002.

       Cumulative Effect of Accounting Change

          Upon adoption of SFAS 143 in the first quarter of 2003, TE recorded an after-tax credit to net income of $25.5 million. TE identified applicable legal obligations as defined under the new accounting standard for nuclear power plant decommissioning and reclamation of a sludge disposal pond at the Bruce Mansfield Plant. As a result of adopting SFAS 143 in January 2003, asset retirement costs of $41.1 million were recorded as part of the carrying amount of the related long-lived asset, offset by accumulated depreciation of $5.5 million. The asset retirement obligation liability at the date of adoption was $172 million, including accumulated accretion for the period from the date the liability was incurred to the date of adoption. As of December 31, 2002, TE had recorded decommissioning liabilities of $180.8 million, including unrealized gains on the decommissioning trust funds of $1.9 million. The cumulative effect adjustment for unrecognized depreciation, accretion offset by the reduction in the existing decommissioning liabilities and ceasing the accounting practice of depreciating non-regulated generation assets using a cost of removal component was a $43.8 million increase to income, or $25.6 million net of income taxes.

CAPITAL RESOURCES AND LIQUIDITY

          TE's cash requirements in 2003 for operating expenses, construction expenditures, scheduled debt maturities and preferred stock redemptions are expected to be met without significantly increasing its net debt and preferred stock outstanding. Available borrowing capacity under short-term credit facilities will be used to manage working capital requirements. Over the next three years, TE expects to meet its contractual obligations with cash from operations. Thereafter, TE expects to use a combination of cash from operations and funds from the capital markets.

       Changes in Cash Position

          As of June 30, 2003, TE had $10.3 million of cash and cash equivalents, compared with $20.7 million as of December 31, 2002. The major sources for changes in these balances are summarized below.

       Cash Flows From Operating Activities

          Cash provided by (used for) operating activities during the second quarter and first six months of 2003, compared with the corresponding periods in 2002 were as follows:

                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
        Operating Cash Flows          2003       2002         2003        2002
        ------------------------------------------------------------------------
                        (In millions)
        Cash earnings (1)........      $24       $ 52         $ 62        $ 87
        Working capital and other       (9)       (76)         (77)        (46)
        ------------------------------------------------------------------------

        Total....................      $15       $(24)        $(15)       $ 41
        ========================================================================

        (1) Includes net income, depreciation and amortization, deferred income taxes, investment tax credits and major noncash charges.


          Net cash provided from operating activities was $15 million in the second quarter and $15 million of net cash used in the first half of 2003 compared with $24 million and $41 million, respectively, in the corresponding periods of 2002. The second quarter increase in funds from operating activities resulted from a $67 million decrease in cash used for working capital.

       Cash Flows From Financing Activities

          In the second quarter of 2003, net cash provided from financing activities decreased to $22 million from $34 million in the second quarter of 2002. This decrease in cash provided from financing activities primarily resulted from lower short-term borrowings from associated companies and a slight reduction in security redemptions and repayments.

          TE had approximately $21.1 million of cash and temporary investments and approximately $281.2 million of short-term indebtedness as of June 30, 2003. TE is currently precluded from issuing first mortgage bonds or preferred stock based upon applicable earnings coverage tests as of June 30, 2003.

       Cash Flows From Investing Activities

          Net cash used for investing activities increased $17 million between the second quarter of 2003 and the same quarter of 2002 due to a reduction in 2002 in the Shippingport Capital Trust investment.

          During the second half of 2003, capital requirements for property additions and capital leases are expected to be about $34 million, including $6 million for nuclear fuel. TE has additional requirements of approximately $34 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 2003. These cash requirements are expected to be satisfied from internal cash and short-term credit arrangements.

          On July 25, 2003, Standard & Poor's (S&P) issued comments on FirstEnergy's debt ratings in light of the latest extension of the Davis-Besse and the NJBPU decision on the JCP&L rate case. S&P noted that additional costs from the Davis-Besse outage extension, the NJBPU ruling on recovery of deferred energy costs and additional capital investments required to improve reliability in the New Jersey shore communities will adversely affect FirstEnergy's cash flow and deleveraging plans. S&P noted that it continues to assess FirstEnergy's plans to determine if projected financial measures are adequate to maintain its current rating.

          On August 7, 2003, S&P affirmed its "BBB" corporate credit rating for FirstEnergy. However, S&P stated that although FirstEnergy generates substantial free cash, that its strategy for reducing debt had deviated substantially from the one presented to S&P around the time of the GPU merger when the current rating was assigned. S&P further noted that their affirmation of FirstEnergy's corporate credit rating was based on the assumption that FirstEnergy would take appropriate steps quickly to maintain its investment grade ratings including the issuance of equity or possible sale of assets. Key issues being monitored by S&P include the restart of Davis-Besse, FirstEnergy's liquidity position, its ability to forecast provider-of-last-resort load and the performance of its hedged portfolio and continued capture of merger synergies. On August 11, 2003, S&P stated that a recent U.S. District Court ruling (see Environmental Matters below) with respect to the Sammis Plant is negative for FirstEnergy's credit quality.

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

       Pension and Other Postretirement Benefits

          As a result of GPU Service Inc. merging with FirstEnergy Service Company in the second quarter of 2003, operating company employees of GPU Service were transferred to JCP&L, Met-Ed and Penelec. Accordingly, FirstEnergy requested an actuarial study to update the pension and other post-employment benefit (OPEB) assets and liabilities for each of its subsidiaries. Based on the actuary's report, TE's accrued pension and OPEB costs as of June 30, 2003 decreased by $3.4 million and $24.5 million, respectively.

       Other Obligations

          Obligations not included on TE's Consolidated Balance Sheet primarily consist of sale and leaseback arrangements involving the Bruce Mansfield Plant and Beaver Valley Unit 2. As of June 30, 2003, the present value of these sale and leaseback operating lease commitments, net of trust investments, totaled $474 million. TE sells substantially all of its retail customer receivables, which provided $49 million of off-balance sheet financing as of June 30, 2003.

EQUITY PRICE RISK

          Included in TE's nuclear decommissioning trust investments are marketable equity securities carried at their market value of approximately $107 million and $90 million as of June 30, 2003 and December 31, 2002, respectively. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $11 million reduction in fair value as of June 30, 2003.

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

          Regulatory assets are costs which have been authorized by The Public Utilities Commission of Ohio (PUCO) and the Federal Energy Regulatory Commission for recovery from customers in future periods and, without such authorization, would have been charged to income when incurred. Regulatory assets declined $41.0 million to $537.3 million as of June 30, 2003 from the balance as of December 31, 2002, resulting from recovery of transition plan regulatory assets.

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

          Restart activities include both hardware and management issues. In addition to refurbishment and installation work at the plant, FirstEnergy has made significant management and human performance changes with the intent of establishing the proper safety culture throughout the workforce. Work was completed on the reactor head during 2002 and is continuing on efforts designed to enhance the unit's reliability and performance. FirstEnergy is also accelerating maintenance work that had been planned for future refueling and maintenance outages. At a meeting with the NRC in November 2002, FirstEnergy discussed plans to test the bottom of the reactor for leaks and to install a state-of-the-art leak-detection system around the reactor. The additional maintenance work being performed has expanded the previous estimates of restoration work. FirstEnergy anticipates that the unit will be ready for restart in the fall of 2003. The NRC must authorize restart of the plant following its formal inspection process before the unit can be returned to service. While the additional maintenance work has delayed FirstEnergy's plans to reduce post-merger debt levels FirstEnergy believes such investments in the unit's future safety, reliability and performance to be essential. Significant delays in Davis-Besse's return to service, which depends on the successful resolution of the management and technical issues as well as NRC approval, could trigger an evaluation for impairment of the nuclear plant (see Significant Accounting Policies below).

          Incremental costs associated with the extended Davis-Besse outage (TE's share - 48.62%) for the second quarter and first six months of 2003 and 2002 were as follows:


                                      Three Months Ended       Six Months Ended
Costs of Davis-Besse Extended Outage       June 30                 June 30
--------------------------------------------------------------------------------
                                       2003       2002         2003        2002
                                       ----       ----         ----        ----
                                                    (In millions)
Incremental Pre-Tax Expense
  Replacement power                    $41.1      $33.6       $  93.4      $33.6
  Maintenance                           22.4       12.1          58.6       12.1
--------------------------------------------------------------------------------
      Total                            $63.5      $45.7        $152.0      $45.7
================================================================================

Capital Expenditures                  $  2.4      $12.0      $    2.4      $12.0
================================================================================


          It is anticipated that an additional $22 million in maintenance costs will be expended over the remainder of the Davis-Besse outage. Replacement power costs are expected to be $15 million per month in the non-summer months and $20-25 million per month during the summer months of July and August.

          FirstEnergy has hedged the on-peak replacement energy supply for Davis-Besse for the expected length of the outage.

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

          TE believes it is in compliance with the current SO2 and NOx reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of nineteen states and the District of Columbia, including New Jersey, Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. State Implementation Plans (SIP) must comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004.

          TE has been named as a "potentially responsible party" (PRP) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site be held liable on a joint and several basis. Therefore, potential environmental liabilities have been recognized on the Consolidated Balance Sheet as of June 30, 2003, based on estimates of the total costs of cleanup, TE's proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. TE has total accrued liabilities of approximately $0.2 million as of June 30, 2003.

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

       Regulatory Accounting

          TE is subject to regulation that sets the prices (rates) it is permitted to charge its customers based on the costs that the regulatory agencies determine TE is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Ohio, a significant amount of regulatory assets have been recorded. As of June 30, 2003, TE's regulatory assets totaled $537.3 million. TE regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

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

       Pension and Other Postretirement Benefits Accounting

          FirstEnergy's reported costs of providing non-contributory defined pension and OPEB benefits are dependent upon numerous factors resulting from actual plan experience and certain assumptions.

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

       Ohio Transition Cost Amortization

          In developing FirstEnergy's restructuring plan, the PUCO determined allowable transition costs based on amounts recorded on the EUOC's regulatory books. These costs exceeded those deferred or capitalized on FirstEnergy's balance sheet prepared under GAAP since they included certain costs which have not yet been incurred or that were recognized on the regulatory financial statements (fair value purchase accounting adjustments). FirstEnergy uses an effective interest method for amortizing its transition costs, often referred to as a "mortgage-style" amortization. The interest rate under this method is equal to the rate of return authorized by the PUCO in the transition plan for each respective company. In computing the transition cost amortization, FirstEnergy includes only the portion of the transition revenues associated with transition costs included on the balance sheet prepared under GAAP. Revenues collected for the off balance sheet costs and the return associated with these costs are recognized as income when received.

       Long-Lived Assets

          In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," TE periodically evaluates its long-lived assets to determine whether conditions exist that would indicate that the carrying value of an asset may not be fully recoverable. The accounting standard requires that if the sum of future cash flows (undiscounted) expected to result from an asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. If impairment other than of a temporary nature has occurred, TE recognizes a loss - calculated as the difference between the carrying value and the estimated fair value of the asset (discounted future net cash flows).

       Goodwill

          In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Based on the guidance provided by SFAS 142, TE evaluates its goodwill for impairment at least annually and would make such an evaluation more frequently if indicators of impairment should arise. In accordance with the accounting standard, if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment for goodwill must be recognized in the financial statements. If impairment were to occur, TE would recognize a loss - calculated as the difference between the implied fair value of a reporting unit's goodwill and the carrying value of the goodwill. TE's annual review was completed in the third quarter of 2002. The results of that review indicated no impairment of goodwill. The forecasts used in TE's evaluations of goodwill reflect operations consistent with its general business assumptions. Unanticipated changes in those assumptions could have a significant effect on its future evaluations of goodwill. As of June 30, 2003, TE had approximately $505 million of goodwill.

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

PART II. OTHER INFORMATION
--------------------------

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

(b)  Reports on Form 8-K

         TE

          TE filed eight reports on Form 8-K since March 31, 2003. A report dated April 16, 2003 reported Davis-Besse information. A report dated May 1, 2003 reported an updated Davis-Besse ready for restart schedule. A report dated May 9, 2003 reported updated Davis-Besse information. A report dated June 5, 2003, reported updated Davis-Besse information. A report dated July 24, 2003 reported an updated Davis-Besse ready for restart schedule and cost estimates. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements and restatement and reaudit of 2001 CEI and TE financial statements. A report dated August 7, 2003 reported the pending restatement and reaudit of 2000 CEI and TE financial statements. A report dated September 12, 2003 reported that FE, OE, CEI and TE have received an informal data request from the Securities and Exchange Commission related to the recent restatement of their 2002 financial statements.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



September 24, 2003







                                           THE TOLEDO EDISON COMPANY
                                           -------------------------
                                                   Registrant



                                                /s/  Harvey L. Wagner
                                      -----------------------------------------
                                                     Harvey L. Wagner
                                              Vice President and Controller
                                                Chief Accounting Officer