Form 10-K/A
period 2002-12-31
TOLEDO EDISON CO
filed 2003-11-13
CIK 352049

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 3

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

                                EXPLANATORY NOTE

         The Registrant is filing this Amendment No. 3 to its Annual Report on Form 10-K/A for the year ended December 31, 2002 solely for the purpose of filing a copy of the previously issued report of its independent public accountants, PricewaterhouseCoopers LLP, on the financial statements included in
Item 8 thereof. A copy of such report, dated as of August 18, 2003, was inadvertently omitted from the amended and restated version of such Item included in the most recent amendment to that Form 10-K/A filed on September 24, 2003. Although Item 8 is restated herein in its entirety in accordance with applicable SEC regulations, no amendments or changes are reflected therein.

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

    Item  2.  Properties..................................................................................        *

    Item  3.  Legal Proceedings...........................................................................        *

    Item  4.  Submission of Matters to a Vote of Security Holders.........................................        *

PART II

    Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................        *

    Item  6.  Selected Financial Data.....................................................................        *

    Item  7.  Management's Discussion and Analysis of Results of Operations and Financial Condition.......        *

    Item  8.  Financial Statements and Supplementary Data.................................................        1

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

                                    PART II

THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT NO. 3:

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

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of The Toledo Edison Company:

In our opinion, the accompanying consolidated balance sheets and consolidated statements of capitalization and the related consolidated statements of income, common stockholder's equity, preferred stock, cash flows and taxes present fairly, in all material respects, the financial position of The Toledo Edison Company (a wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(D) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

As discussed in Note 1(M) to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002.



PricewaterhouseCoopers LLP
Cleveland, Ohio
August 18, 2003

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
                    (Exhibit 99, Form S-8, File No. 33-59635).

3.   EXHIBITS - TOLEDO EDISON (TE)

EXHIBIT
NUMBER

3a             --   Amended Articles of Incorporation of TE, as amended
                    effective October 2, 1992 (Exhibit 3a, 1992 Form 10-K, File
                    No. 1-3583).

3b             --   Amended and Restated Code of Regulations, dated March 15,
                    2002. (2001 Form 10-K, Exhibit 3b)

(B)4b(1)       --   Indenture, dated as of April 1, 1947, between TE and The
                    Chase National Bank of the City of New York (now The Chase
                    Manhattan Bank (National Association)) (Exhibit 2(b), File
                    No. 2-26908).

4b(2)          --   September 1, 1948 (Exhibit 2(d), File No. 2-26908).

4b(3)          --   April 1, 1949 (Exhibit 2(e), File No. 2-26908).

4b(4)          --   December 1, 1950 (Exhibit 2(f), File No. 2-26908).

4b(5)          --   March 1, 1954 (Exhibit 2(g), File No. 2-26908).

4b(6)          --   February 1, 1956 (Exhibit 2(h), File No. 2-26908).

4b(7)          --   May 1, 1958 (Exhibit 5(g), File No. 2-59794).

4b(8)          --   August 1, 1967 (Exhibit 2(c), File No. 2-26908).

4b(9)          --   November 1, 1970 (Exhibit 2(c), File No. 2-38569).

4b(10)         --   August 1, 1972 (Exhibit 2(c), File No. 2-44873).

4b(11)         --   November 1, 1973 (Exhibit 2(c), File No. 2-49428).

4b(12)         --   July 1, 1974 (Exhibit 2(c), File No. 2-51429).

4b(13)         --   October 1, 1975 (Exhibit 2(c), File No. 2-54627).

4b(14)         --   June 1, 1976 (Exhibit 2(c), File No. 2-56396).

4b(15)         --   October 1, 1978 (Exhibit 2(c), File No. 2-62568).

4b(16)         --   September 1, 1979 (Exhibit 2(c), File No. 2-65350).

4b(17)         --   September 1, 1980 (Exhibit 4(s), File No. 2-69190).

4b(18)         --   October 1, 1980 (Exhibit 4(c), File No. 2-69190).

4b(19)         --   April 1, 1981 (Exhibit 4(c), File No. 2-71580).

4b(20)         --   November 1, 1981 (Exhibit 4(c), File No. 2-74485).

4b(21)         --   June 1, 1982 (Exhibit 4(c), File No. 2-77763).

4b(22)         --   September 1, 1982 (Exhibit 4(x), File No. 2-87323).

4b(23)         --   April 1, 1983 (Exhibit 4(c), March 31, 1983, Form 10-Q, File
                    No. 1-3583).

4b(24)         --   December 1, 1983 (Exhibit 4(x), 1983 Form 10-K, File No.
                    1-3583).

4b(25)         --   April 1, 1984 (Exhibit 4(c), File No. 2-90059).

4b(26)         --   October 15, 1984 (Exhibit 4(z), 1984 Form 10-K, File No.
                    1-3583).

4b(27)         --   October 15, 1984 (Exhibit 4(aa), 1984 Form 10-K, File No.
                    1-3583).

4b(28)         --   August 1, 1985 (Exhibit 4(dd), File No. 33-1689).

4b(29)         --   August 1, 1985 (Exhibit 4(ee), File No. 33-1689).

4b(30)         --   December 1, 1985 (Exhibit 4(c), File No. 33-1689).

4b(31)         --   March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K, File No.
                    1-3583).

4b(32)         --   October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q,
                    File No. 1-3583).

4b(33)         --   September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K, File No.
                    1-3583).

4b(34)         --   June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K, File No.
                    1-3583).

4b(35)         --   October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K, File No.
                    1-3583).

4b(36)         --   May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q, File No.
                    1-3583).

4b(37)         --   March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q, File
                    No. 1-3583).

4b(38)         --   May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).

4b(39)         --   August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K, File No.
                    1-3583).

4b(40)         --   October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K, File No.
                    1-3583).

4b(41)         --   January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K, File No.
                    1-3583).

4b(42)         --   September 15, 1994 (Exhibit 4(b), September 30, 1994 Form
                    10-Q, File No. 1-3583).

4b(43)         --   May 1, 1995 (Exhibit 4(d), September 30, 1995 Form 10-Q,
                    File No. 1-3583).

4b(44)         --   June 1, 1995 (Exhibit 4(e), September 30, 1995 Form 10-Q,
                    File No. 1-3583).

4b(45)         --   July 14, 1995 (Exhibit 4(f), September 30, 1995 Form 10-Q,
                    File No. 1-3583).

4b(46)         --   July 15, 1995 (Exhibit 4(g), September 30, 1995 Form 10-Q,
                    File No. 1-3583).

4b(47)         --   August 1, 1997 (Exhibit 4b(47), 1998 Form 10-K, File No.
                    1-3583).

4b(48)         --   June 1, 1998 (Exhibit 4b (48), 1998 Form 10-K, File No.
                    1-3583).

4b(49)         --   January 15, 2000 (Exhibit 4b(49), 1999 Form 10-K, File No.
                    1-3583).

4b(50)         --   May 1, 2000 (Exhibit 4b(50), 2000 Form 10-K, File No.
                    1-3583).

4b(51)         --   September 1, 2000

4b(52)         --   October 1, 2002

    12.4       --   Consolidated fixed charge ratios.

    13.3       --   TE 2002 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K/A are to be deemed "filed" with the SEC.)

    21.3       --   List of Subsidiaries of the Registrant at December 31, 2002.

*   31.1       --   Certification of chief executive officer, pursuant to Rule
                    13a-15(e)/15d-15(e).

*   31.2       --   Certification of chief financial officer, pursuant to Rule
                    13a-15(e)/15d-15(e).

*   32         --   Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.

* Indicates revised exhibits included in this Form 10-K/A in electronic format. Reference is made to the original 10-K for the other exhibits filed therewith.

REPORTS ON FORM 8-K

TE

         TE filed fifteen reports on Form 8-K since September 30, 2002. A report dated October 7, 2002 reported updated cost and schedule estimates associated with efforts to return Davis-Besse Nuclear Power Station to service. A report dated October 31, 2002 reported updated information associated with Davis-Besse restoration efforts. A report dated December 20, 2002 reported that FirstEnergy subsidiaries would retain ownership of four power plants previously planned to be sold. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information. A report dated April 16, 2003 reported updated Davis-Besse information. A report dated May 1, 2003 reported FirstEnergy's first quarter 2003 results and other updated information including Davis-Besse updated ready for restart schedule. A report dated May 9, 2003 reported updated Davis-Besse information. A report dated June 5, 2003 reported updated Davis Besse information. A report dated July 24, 2003, reported updates to the schedule and cost estimates for Davis Besse. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements and restatement and reaudit of 2001 CEI and TE financial statements. A report dated August 7, 2003 reported the pending restatement and reaudit of 2000 CEI and TE financial statements. A report dated September 12, 2003 reported that FE, OE, CEI and TE have received an informal data request from the Securities and Exchange Commission related to the recent restatement of their 2002 financial statements. A report dated October 21, 2003 reported the filing of a proposed rate stabilization plan with the PUCO.

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

Date: November 13, 2003